Form 10-Q
period 2005-03-31
CONOR MEDSYSTEMS INC
filed 2005-05-16
CIK 1108271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51066

CONOR MEDSYSTEMS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3350973
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1003 Hamilton Court

Menlo Park, California 94025

(Address of Principal Executive Offices, including Zip Code)

(650) 614-4100

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

The registrant had 33,344,137 shares of Common Stock, $0.001 par value per share, outstanding as of May 2, 2005.

CONOR MEDSYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Conor Medsystems, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2005	December 31, 2004

	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$116,349	$117,676
Accounts receivable	35	–
Inventories	124	53
Prepaid expenses and other current assets	1,083	1,039

Total current assets	117,591	118,768
Property and equipment, net	2,942	1,716
Restricted cash	171	170
Other assets	238	235

Total assets	$120,942	$120,889

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,972	$1,961
Accrued compensation	721	892
Accrued clinical development liabilities	924	729
Accrued legal liabilities	605	–
Other accrued liabilities	921	434
Deferred rent	117	124
Liability for early exercise of stock options – current portion	107	107

Total current liabilities	5,367	4,247
Liability for early exercise of stock options	219	251

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock; $0.001 par value; 150,000 shares authorized at March 31, 2005 and December 31, 2004; 32,649 and 31,961 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	33	32
Additional paid-in-capital	194,153	186,269
Accumulated other comprehensive loss	(111)	(32)
Deferred stock compensation	(22,460)	(25,367)
Deficit accumulated during development stage	(56,259)	(44,511)

Total stockholders’ equity	115,356	116,391

Total liabilities and stockholders’ equity	$120,942	$120,889

See accompanying notes

Conor Medsystems, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Period from Inception (October 25, 1999) Through March 31, 2005
	2005	2004
Revenue:
Product sales	$36	$–	$36
Contract revenue	–	–	67

Total revenue	36	–	103
Cost of sales	238		238

Gross profit	(202)	–	(135)
Operating expenses:
Research and development (1)	7,653	3,280	41,106
General and administrative (1)	4,605	740	16,234

Total operating expenses	12,258	4,020	57,340

Loss from operations	(12,460)	(4,020)	(57,475)
Interest and other income	712	54	1,400
Interest expense	–	–	(184)

Net loss	(11,748)	(3,966)	(56,259)
Accretion to redemption value of redeemable convertible preferred stock	–	(793)	(5,039)
Deemed dividend upon issuance of Series E convertible preferred stock	–	–	(23,435)

Net loss attributable to common stockholders	$(11,748)	$(4,759)	$(84,733)

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(1.32)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	31,974	3,602

(1) Includes non-cash stock-based compensation expense as follows:
Research and development	$1,247	$173	$3,851
General and administrative	1,844	182	5,769

Total	$3,091	$355	$9,620

See accompanying notes

Conor Medsystems, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For The Three Months Ended March 31,		Period from Inception (October 25, 1999) Through March 31, 2005
	2005	2004
Operating activities
Net loss	$(11,748)	$(3,967)	$(56,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	33	716
Amortization of deferred stock-based compensation	2,377	253	7,533
Loss on disposal of property and equipment	–	–	47
Issuance of common stock to consultants for services	–	–	220
Issuance of stock options to consultants for services	714	102	2,217
Accrued interest expense on notes payable	–	–	60
Interest expense related to issuance of warrants	–	–	122
Accrued interest income on notes receivable	–	(2)	(11)
Forgiveness of officer loan receivable	–	–	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(44)	29	(1,082)
Accounts receivable	(35)	–	(35)
Inventories	(71)	–	(124)
Other assets	(3)	(71)	(238)
Accounts payable	17	(504)	1,978
Accrued compensation	(170)	30	722
Accrued clinical development liabilities	195	70	924
Other accrued liabilities	1,100	(118)	1,534
Deferred rent	(7)	26	117

Net cash used in operating activities	(7,491)	(4,119)	(41,448)

Cash flows from investing activities
Transfers to restricted cash	(1)	(30)	(171)
Capital expenditures	(1,379)	(294)	(3,680)

Net cash used in investing activities	(1,380)	(324)	(3,851)

Financing activities
Proceeds from issuance of common stock, including early exercise of stock options	7,669	19	78,954
Proceeds from issuance of redeemable convertible preferred stock, net	–	–	75,441
Proceeds from issuance of notes payable, net	–	–	7,500
Loans receivable from officer	–	–	(100)

Net cash provided by financing activities	7,669	19	161,795

Effect of exchange rate changes on cash and cash equivalents	(125)	–	(147)
Net (decrease) increase in cash and cash equivalents	(1,327)	(4,424)	116,349
Cash and cash equivalents at beginning of period	117,676	22,389	–

Cash and cash equivalents at end of period	$116,349	$17,965	$116,349

Supplemental schedule of noncash transactions
Issuance of common stock for services, technology, and equipment	$–	$–	$224

Issuance of preferred stock to placement agent	$–	$–	$258

Issuance of common stock for notes payable	$–	$–	$5,020

Issuance of preferred stock to retire notes payable and accrued interest	$–	$–	$2,543

Accretion to redemption value of redeemable convertible preferred stock	$–	$793	$5,039

Deferred stock compensation, net of terminations	$(529)	$4,134	$(29,995)

Deemed dividend to redeemable convertible preferred stockholders	$–	$–	$23,435

Conversion of redeemable convertible preferred stock into common stock	$–	$–	$83,203

See accompanying notes

Conor Medsystems, Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Conor Medsystems, Inc. (the “Company”) was incorporated on October 25, 1999 and is developing innovative controlled vascular drug delivery technologies. Since inception, the Company’s activities have consisted primarily of recruiting personnel, raising capital and performing product development. The Company is therefore considered to be in the development stage at March 31, 2005.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.

The condensed consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited consolidated financial statements as of December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005. Stockholders are encouraged to review the Company’s Annual Report on Form 10-K for a broader discussion of the Company’s business and the risks inherent therein.

Initial Public Offering

On December 14, 2004, the Company completed its initial public offering of 6,000,000 shares of its common stock at a public offering price of $13.00 per share. Net cash proceeds from the initial public offering were approximately $70.3 million, after deducting underwriting discounts, commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of Series A, B, C, D and E redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 21,534,150 shares of common stock.

On January 7, 2005, the underwriters of the Company’s initial public offering exercised in full their over-allotment option to purchase 642,000 shares of the Company’s common stock. On January 7, 2005, the Company received net cash proceeds of approximately $7.7 million, after deducting underwriting discounts, commissions and other offering expenses.

Risks and Uncertainties Related to Intellectual Property

The Company is aware of patents owned by third parties, to which it does not have licenses, which relate to, among other things, the use of paclitaxel to treat restenosis, stent structure, catheters used to deliver stents and stent manufacturing processes. For example, Boston Scientific Corporation owns a series of patents that cover the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent. In addition, Angiotech Pharmaceuticals, Inc. is the owner of a number of patents, and has licensed from the U.S. government a number of other patents, that also cover the use of paclitaxel coated stents to treat angiogenesis and restenosis. Boston Scientific, Guidant Corporation and other parties also own other patents that may have a material adverse affect on the Company. On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in the Hague, Netherlands seeking a declaration that the Company’s CoStar stent infringes Angiotech’s patent rights. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing the Company from commercializing its CoStar stent in many European countries and requiring the Company to pay damages. Based on the prolific litigation that has occurred in the stent industry and the fact that the Company may pose a competitive threat to other large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, the Company believes that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of the Company’s CoStar stent. Any lawsuit could seek to enjoin, or prevent, the Company from commercializing its CoStar stent and may seek damages from the Company, and would likely be expensive for the Company to defend against. The Company has also received letters from third parties, some of whom have been actively involved in coronary stent litigation, asserting that they may have rights to patents that are relevant to the Company’s operations or its stent platform and requesting the initiation of discussions. In the event a court determines that the Company infringes any valid claim in a patent held by a third party, the Company expects that such a determination would have a material adverse effect on its results of operations, financial condition and liquidity, and that the Company may, among other things, be required to pay substantial damages, cease the development, manufacture, use and sale of products that infringe the patent rights of others, including its CoStar stent, expend significant resources to redesign the Company’s technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible, discontinue manufacturing or other processes incorporating infringing technology, and/or obtain licenses to the infringed intellectual property. The Company believes that it is unlikely that it would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which it would compete directly. In addition, the Company’s competitors have significant resources to devote to litigation against the Company, and the Company may need to expend significant resources to defend against such litigation. The Company could require significant additional funds to bear the costs of this litigation, regardless of whether the Company prevails. The Company’s ability to continue to operate under its current operating plan could be impaired if such funds are not available. Since the Company’s costs in connection with any such litigation will vary greatly depending on the nature and timing of the litigation, it is not possible for the Company to estimate the effect of such costs on its financial condition and results of operations. Amounts, ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Ireland is the euro. Foreign assets and liabilities are translated into U.S. dollars at the quarter-end exchange rates, while components of the statement of operations are translated using average exchange rates in effect throughout the year. Gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations and were not material for any period presented. Foreign currency translation adjustments are included as a component of stockholders’ equity.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. Product sales to date have been to the Company’s distributor in India and revenue from such product sales has been recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). The Company’s distributor in India has no price protection or rights of return. Amounts receivable in connection with these sales have been secured by an irrevocable letter of credit.

Inventories

Inventories are stated at the lower of cost (first in, first out) or market. At March 31, 2005, inventories consisted primarily of work in process and at December 31, 2004, inventories consisted primarily of raw materials. The Company provides for excess and obsolete inventories based on estimated forecasts of demand.

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

The following table illustrates the weighted-average assumptions for the Black-Scholes option pricing model used in determining the fair value of options granted to employees:

	Three Months Ended March 31,
	2005	2004
Dividend yield	0%	0%
Risk-free interest rate	4.00%	2.96%
Volatility	0.7	0.7
Expected life	5 years	5 years

During 2003 and 2004, stock options were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation of $30.5 million was recorded during 2003 and 2004 in accordance with APB Opinion No. 25. The deferred stock compensation will be amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. The related stock-based compensation expense was $2.4 million and $253,000 during the three months ended March 31, 2005 and 2004, respectively.

The table below illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation (in thousands, except per share amounts):

	Three Months Ended March 31,		Period from Inception (October 25, 1999) through March 31, 2005
	2005	2004
Net loss attributable to common stockholders – as reported	$(11,748)	$(4,759)	$(84,733)
Add: Stock-based employee compensation expense included in reported net loss	2,377	253	7,533
Deduct: Stock-based employee compensation expense determined under the fair value method	(2,753)	(282)	(8,071)

Net loss attributable to common stockholders – proforma	$(12,124)	$(4,788)	$(85,271)

Basic and diluted net loss per share attributable to common stockholders – as reported	$(0.37)	$(1.32)

Basic and diluted net loss per share attributable to common stockholders – proforma	$(0.38)	$(1.33)

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

The following table illustrates the weighted-average assumption for the Black-Scholes model used at year end in determining the fair value of options granted to non-employees:

	Three Months Ended March 31,
	2005	2004
Dividend yield	0%	0%
Risk-free interest rate	4.00%	3.90%
Volatility	0.7	0.7
Expected life	9 years	9 years

During the three months ended March 31, 2005, the Company did not grant any options to purchase common stock to consultants. During the period from inception through March 31, 2005, the Company granted options to purchase 1,128,750 shares of common stock to consultants and other non-employee service providers. The weighted average exercise price of these options was $0.31 per share. These options generally vest over a four-year period. The related stock-based compensation expense was $714,000 and $102,000 during the three months ended March 31, 2005 and 2004, respectively.

Recent Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123R such that the Company is now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options.

Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to its employee and director stock options and employee stock purchase plan. Although the Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, it is expected that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
Historical	2005	2004
Numerator:
Net loss attributable to common stockholders	$(11,748)	$(4,759)

Denominator:
Weighted average common shares outstanding	32,453	3,767
Less weighted average shares subject to repurchase	(479)	(165)

Denominator for basic and diluted net loss per share attributable to common stockholders	31,974	3,602

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(1.32)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:
Redeemable convertible preferred stock	–	14,731
Common shares subject to repurchase	451	646
Options to purchase common stock	4,802	2,620
Warrants to purchase common and preferred stock	493	504

	5,746	18,501

3. Commitments and Contingencies

Operating Leases

The Company leases certain real and personal property under noncancelable operating leases. Future payments under these leases as of March 31, 2005 were as follows (in thousands):

Years ending December 31,
2005	$709
2006	1,092
2007	996
2008	828
2009	370
Thereafter	1,926

$5,921

In addition to these minimum lease payments, the Company is required to pay its share of operating expenses related to property taxes, insurance and routine maintenance in connection with its facility leases. Rent expense under the operating leases, including termination fees, was approximately $134,000 and $178,000 for the quarters ended March 31, 2004 and 2005, respectively, and $1.9 million for the period from inception to March 31, 2005.

In February 2005, the Company entered into a ten-year lease, which has an option for an additional ten year term, for an approximately 27,000 square foot permanent manufacturing facility in Athlone, Ireland. This facility includes an approximately 5,000 square foot clean room. Lease payments are fixed for a period of five years, with provisions for annual adjustments for market changes, for the duration of the lease. Total future minimum lease payments are $3.7 million and are being expensed on a straight-line basis over the life of the lease. The future minimum lease payments for the manufacturing facilities in Ireland are denominated in euros and have been converted into U.S. dollars using the exchange rate in effect as of March 31, 2005.

In March 2005, the Company entered into an amendment of the lease agreement for the Company’s current headquarters in Menlo Park, California. The amendment provides for an additional 26,000 square feet of space in a building adjacent to the Company’s current headquarters and extends the term of the Company’s lease for an additional year to August 2008. Total future minimum lease payments are $2.2 million.

Legal Contingencies

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

On March 31, 2005, the Company filed an Application to Revoke Australian Patent Nos. 728873, 771815 and 693797 owned by Angiotech and University of British Columbia in the Federal Court of Australia (Victoria District Registry), on the bases, among others, that the patents are invalid in light of the state of scientific knowledge as of the priority date of the patents and that they are not enabled for the claimed subject matter. A trial date for this proceeding has been set for June 5, 2006.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “ could,” “ would,” “ expect,” “ plans,” “ anticipates,” “ believes,” “ estimates,” “ projects,” “ predicts,” “ potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

In early 2003, we initiated our PISCES study to evaluate the safety and performance of paclitaxel delivered with different release kinetics and doses using our stainless steel stent. We completed enrollment of 191 patients in late 2003 and announced twelve-month follow-up data in March 2005. The two formulations from our PISCES study that demonstrated the most favorable clinical outcomes are the focus of our subsequent EuroSTAR and COSTAR I trials, as well as our planned U.S. pivotal clinical trial, which are designed to evaluate our CoStar stent. The COSTAR I trial began in late 2003 and has completed enrollment of the three formulation groups. In September 2004, we announced four-month follow-up data for one of the three formulation groups from the COSTAR I trial, and in January 2005, we presented four-month follow-up data for a second formulation group. The EuroSTAR trial began in early 2004 and in March 2005, we announced six-month follow-up data from the first arm of our EuroSTAR trial. The EuroSTAR trial served as our pivotal trial to support our submission in February 2005 of an application to a designated Notified Body in the European Community, which is one of the steps we must undertake prior to marketing our CoStar stent in the European Community. In March 2005, we received conditional approval of our IDE application from the FDA to permit commencement of our planned U.S. pivotal clinical trial, COSTAR II, which will evaluate our CoStar stent against a conventional drug eluting stent. We have not yet received any government regulatory approvals necessary to commercialize our CoStar stent. If our clinical trials proceed as scheduled and the outcomes of these clinical trials are favorable, we anticipate receiving regulatory approval for our CoStar stent in the European Community in late 2005 and in the United States in late 2007. We could be delayed by adverse results or regulatory complications, and we may never achieve regulatory approval. No regulatory approval is currently required to market our CoStar stent in India.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including those related to stock-based compensation and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 31, 2005.

Financial Operations

Revenues

In March 2005, we began limited commercialization of our CoStar stent in India. Product sales for the three months ended March 31, 2005 were $36,000. Prior to March 2005, we had not generated any revenues from the sale of our stents. We do not expect sales of our CoStar stent in India to be significant during 2005. Further, we expect that any revenues that we generate from sales of our CoStar stent will fluctuate from quarter to quarter.

Cost of Sales

Cost of sales is composed of the material, labor, overhead and transportation costs of production and variances associated with inefficiencies in manufacturing.

Research and Development Expenses

Our research and development expenses primarily consist of clinical and regulatory expenses, including preclinical and clinical trial costs and the cost of manufacturing clinical supplies. Research and development costs also consist of employee compensation, supplies and materials, consultant services, facilities, and non-cash stock-based compensation. We expense research and development costs as they are incurred. For the period from inception through March 31, 2005, we had incurred $41.1 million in research and development expenses, with nearly all of these expenses related to engineering, preclinical and clinical trials related to our planned commercialization of our CoStar stent. We expect our research and development expenses to increase significantly as we complete the development of our CoStar stent, research new product opportunities, conduct additional clinical trials and hire additional employees. We anticipate that the cost of completing our EuroSTAR trial will be approximately $2.0 million. If our COSTAR II trial proceeds as currently planned, we anticipate that it will cost at least $15.0 million to complete.

General and Administrative Expenses

Our general and administrative expenses consist primarily of compensation for executive, finance and administrative personnel and non-cash stock-based compensation. Other significant costs include professional fees for accounting and legal services, including legal services associated with our efforts to obtain and maintain protection for the intellectual property related to our stent platform. For the period from inception through March 31, 2005, we had incurred $16.2 million in general and administrative expenses. We expect our general and administrative expenses to increase substantially due to the costs associated with operating as a publicly-traded company, costs associated with defending patent infringement claims asserted against us, and the costs associated with the infrastructure necessary to support the potential commercialization of our product candidates.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenues

Revenues from product sales were $36,000 and $0 for the three months ended March 31, 2005 and 2004, respectively. Product sales in 2005 were the result of our first shipments of our CoStar stent to our distributor in India.

Cost of Sales

Cost of sales was $238,000 and $0 for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, we began to transition into early stage production of our CoStar stent for commercial sale. The cost of sales for the first quarter of 2005 is representative of the production costs and variances associated with the early commercialization of our CoStar stent and included $53,000 worth of production scrap related to the scale-up of manufacturing. The cost of sales for the three months ended March 31, 2005 is not necessarily indicative of production costs in future periods. We expect that as our production processes mature and volumes increase, our cost of sales as a percent of product sales will decline.

Research and Development Expenses

Research and development expenses were $7.7 million and $3.3 million for the three months ended March 31, 2005 and 2004, respectively. The $4.4 million increase was primarily due to higher non-payroll related clinical trial costs of $1.6 million for such items as supplies, tooling, consulting and outside services, $1.1 million of higher payroll and related expenses as we increased research and development personnel by 55 professionals, $0.6 million of non-cash stock-based compensation expense increases, $0.5 million of non-employee stock-based compensation increases, and an increase of $0.6 million on facilities and other expenses related to research and development.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. The $3.9 million increase was primarily attributable to higher payroll of $0.5 million as we added eight management and administrative personnel, non-cash stock-based compensation expenses of $1.5 million, professional services for legal, audit and other consulting services of $1.3 million, increases in insurance of $0.2 million, and an increase of $0.4 million in trade show, promotional and other expenses.

Interest and Other Income

Interest and other income was $0.7 million and $54,000 for the three months ended March 31, 2005 and 2004, respectively. The increase of $0.7 million was due to higher cash balances resulting from our initial public offering of common stock in December 2004 and the exercise of the over-allotment option by the underwriters of our initial public offering in January 2005.

Liquidity and Capital Resources

We have incurred losses since our inception in October 1999, and, as of March 31, 2005, we had a deficit accumulated during the development stage of $56.3 million. We have funded our operations to date principally from our initial public offering of common stock in December 2004 and private placements of equity securities and convertible promissory notes, raising aggregate net proceeds of $161.9 million through March 31, 2005.

As of March 31, 2005, we did not have any outstanding or available debt financing arrangements, we had working capital of $112.2 million and our primary source of liquidity was $116.3 million in cash and cash equivalents. Pending their ultimate use, we currently invest our available funds in liquid money market accounts.

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.5 million during the three months ended March 31, 2005. The net cash used during the three months ended March 31, 2005 primarily reflects the net loss of $11.7 million, partially reduced by depreciation of $184,000, non-cash stock-based compensation of $2.4 million, the issuance of stock to consultants as stock-based compensation of $714,000, increases in accrued liabilities for legal expenses of $0.6 million, and changes in other operating assets and liabilities of $382,000.

Net cash used in operating activities was $4.1 million during the three months ended March 31, 2004. The net cash used during the three months ended March 31, 2004 primarily reflects the net loss of $4.0 million, partially reduced by depreciation of $33,000, non-cash stock-based compensation of $253,000, the issuance of stock to consultants as stock-based compensation of $102,000, and net changes in operating assets and liabilities of $538,000.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $1.4 million for the three months ended March 31, 2005, from $294,000 for the three months ended March 31, 2004, primarily as a result of increased purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $7.7 million for the three months ended March 31, 2005, from $19,000 for the three months ended March 31, 2004, primarily as a result of the net proceeds received from the exercise of the over-allotment option by the underwriters of our initial public offering in January 2005.

Operating Capital and Capital Expenditure Requirements

As of March 31, 2005, we had recognized only minimal amounts of revenue from commercial product sales and we had not achieved profitability. We anticipate that we will continue to incur net losses for the next several years as we develop our products, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial growth of our CoStar stent. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues or raise additional capital to achieve profitability.

We do not expect to generate significant product sales until we successfully obtain marketing approval for and begin selling our CoStar stent in Europe. We believe that our cash and cash equivalent balances as well as the interest we earn on these balances, and revenues from future limited product sales will be sufficient to meet our anticipated cash requirements through at least the first half of 2006. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to liquidate some or all of our assets or reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Risk Factors” below. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of drug eluting stents, such as our CoStar stent, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;
•	future clinical trial results;
•	the costs of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
•	the cost and timing of completion of a commercial scale manufacturing facility;
•	the costs and timing of regulatory approvals;
•	the costs and timing of establishing sales, marketing and distribution capabilities;
•	licensing technologies for future development;
•	the effect of competing technological and market developments; and
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands seeking a declaration that our CoStar stent infringes Angiotech’s patent rights. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing us from commercializing our CoStar stent in many European countries and requiring us to pay damages. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, we believe that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of our CoStar stent. A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific and Guidant Corporation. Several of these third party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. We have also received letters from third parties, some of whom have been actively involved in coronary stent litigation, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. A court may determine that these patents are valid and infringed by us. A finding that we infringe any valid claim in a patent held by a third party would have a material adverse effect on our results of operations, financial condition and liquidity, and we may, among other things, be required to:

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

An award of damages against us would adversely affect our results of operations and liquidity, and any delays or restrictions with respect to our commercialization plans resulting from such litigation would adversely affect our ability to generate revenues. In addition, our competitors have significant resources to devote to litigation against us, and we may need to expend significant resources to defend such litigation. We could require significant additional funds to bear the costs of this litigation, regardless of whether we prevail. Our ability to continue to operate under our current operating plan could be impaired if such funds are not available. Since our costs in connection with any such litigation will vary greatly depending on the nature and timing of the litigation, it is not possible to estimate the effect of any such costs on our financial condition and results of operations. Amounts, if any, that may be incurred in connection with these matters cannot be reasonably estimated at this time.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$5,921	$989	$2,015	$1,082	$1,835

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to the lease for our headquarters in Menlo Park, California and for our facility in Athlone, Ireland.

In February 2005, we entered into a ten-year operating lease, which has an option for an additional ten years, for manufacturing facilities in Athlone, Ireland. Total future minimum lease payments are $3.7 million. The lease payments for our facilities in Ireland are denominated in euros and have been converted into U.S. dollars using the exchange rate in effect as of the date we entered into the lease.

In March 2005, we entered into an amendment of the lease agreement for our current headquarters in Menlo Park, California. The amendment provides for an additional 26,000 square feet of space in a building adjacent to our current headquarters and extends the term of our lease for an additional year to August 2008. Total future minimum lease payments are $2.2 million.

Recent Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123R such that the Company is now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options.

Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to our employee and director stock options and employee stock purchase plan. Although we have not yet determined the method of adoption or the effect of adopting SFAS 123R, it is expected that the adoption of SFAS 123R will have a material impact on our consolidated results of operations. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Risks Related to Our Intellectual Property

Intellectual property rights, including in particular patent rights, play a critical role in the drug eluting stent sector of the medical device industry, and therefore in our business. We face significant risks relating to patents, both as to our own patent position as well as to patents held by third parties. These risks are summarized below. We have described in greater detail our patent position, and patents held by third parties that could impact our business, under “Item 1. Business—Patents and Proprietary Rights” in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005. You should consider carefully the matters discussed under that caption and in the risk factors below in considering an investment in our common stock.

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

A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific Corporation and Guidant Corporation. Several of these third party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. On February 1, 2005, Angiotech Pharmaceuticals and Boston Scientific (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands seeking a declaration that our CoStar stent infringes European Patent No. 0 706 376 B1, one of the Hunter patents owned by Angiotech and licensed to Boston Scientific. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing us from commercializing our CoStar stent in many European countries and requiring us to pay damages. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to other large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, we believe that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of our CoStar stent based on one or more of these or other patents. We have also received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. A court may determine that these patents are valid and infringed by us. For a description of patents that we consider to pose a material litigation risk to us, see the discussion under the caption “Business-Patents and Proprietary Rights-Third-Party Patent Rights” in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005. There may be patents in addition to those described under that caption that relate to aspects of our technology and that may materially and adversely affect our business. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that pose a material risk to us.

The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. Some of the companies in these markets, such as Boston Scientific and Guidant Corporation, have been able to capture significant market share by introducing new technologies. These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and potential new entrants into the market. All of the major companies in the stent and related markets, including Boston Scientific Corporation, Johnson & Johnson, Guidant Corporation and Medtronic, have been repeatedly involved in patent litigation relating to stents since at least 1997. Ongoing patent litigation includes litigation between Boston Scientific and Johnson & Johnson relating to Boston Scientific’s drug eluting and Johnson & Johnson’s drug eluting stent, as well as patent litigation by Advanced Cardiovascular Systems, a subsidiary of Guidant, against Boston Scientific relating to stent structure. Each company is claiming that the other company infringes its intellectual property. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies, especially Boston Scientific and others against which we would compete directly, have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our CoStar stent and as indicated above, Angiotech and Boston Scientific have initiated legal proceedings in the Netherlands against us seeking to prevent us from commercializing our CoStar stent in certain European countries. Boston Scientific also owns a series of patents, known as the “Kunz” patents, which cover the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent. Boston Scientific asserted three of the Kunz patents in a patent infringement lawsuit in the Federal District Court in Delaware against Johnson & Johnson and Cordis Corporation, a subsidiary of Johnson & Johnson, and it is possible that Boston Scientific could assert a patent infringement claim against us based on these patents. On March 11, 2005, the Federal District Court in Delaware dismissed all claims relating to the patents without the right to bring claims in the future, and dismissed all counterclaims by Johnson & Johnson, Cordis and Guidant with the right to assert counterclaims in the future.

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

The validity of our patent claims depends, in part, on whether prior art references described or rendered obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the validity of our issued patents or the patentability of our pending patent applications. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to, our stent technologies. In the event that a third party has also filed a U.S. patent application covering our stents or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. It is possible that we may be unsuccessful in an interference, resulting in a loss of some portion or all of our U.S. position. We have filed an application seeking to provoke an interference with a patent owned by MicroCHIPS, Inc. with claims directed to an implantable stent having reservoirs and a release system contained in the reservoirs for releasing drugs, as the priority date of the MicroCHIPS patent is after the priority date of our patent. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

Risks Related to Our Business

We will depend heavily on the success of our lead product candidate, our CoStar stent, which is still in development. If we are unable to commercialize our CoStar stent in major markets or experience significant delays in doing so, our ability to generate revenue will be significantly delayed and our business will be harmed.

We have invested all of our product development time and resources in our drug eluting stent technology, which we commercialized initially in the form of our CoStar stent on a limited basis in India. We do not anticipate that the initial commercialization of our CoStar stent in India will provide us with significant revenues. We anticipate that in the near term our ability to generate meaningful revenues will depend solely on the successful development, regulatory approval and commercialization of our CoStar stent in major markets. If we are not successful in the completion of clinical trials for the development, approval and commercialization of our CoStar stent, we may never generate any meaningful revenues and may be forced to cease operations. Although we are investigating the potential applicability of our stent technology to the treatment of an acute myocardial infarction, or AMI, we do not expect to seek regulatory approval of this product candidate for many years, if at all.

The commercial success of our CoStar stent will depend upon successful completion of clinical trials, manufacturing commercial supplies, obtaining marketing approval, successfully launching the product in major markets and acceptance of the product by the medical community and third party payors as clinically useful, cost-effective and safe. If the data from our clinical trials is not satisfactory, we may not proceed with our planned filing of applications for regulatory approvals or we may be forced to delay the filings. Even if we file an application for approval with satisfactory clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our CoStar stent for very limited purposes with many restrictions on its use, may delay approval, or ultimately, may not grant marketing approval for our CoStar stent. Even if we do receive FDA or foreign regulatory approval, we may be unable to gain market acceptance by the medical community and third party payors.

We do not have the necessary regulatory approvals to market our CoStar stent or any other product candidates, and we may never obtain regulatory approval.

We do not have the necessary regulatory approvals to market our CoStar stent or any other product in the United States or in any foreign market. The regulatory approval process for our CoStar stent involves, among other things, successfully completing clinical trials and obtaining FDA approval of a premarket approval application, or PMA, and obtaining equivalent foreign market approvals, including taking the steps necessary for our CoStar stent to bear CE marking in the European Community. We cannot assure you that we will obtain the necessary regulatory approvals to market our CoStar stent in the United States or abroad. No regulatory approval is currently required to market our stent in India.

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

We have designed the protocol of our planned pivotal U.S. clinical trial for our CoStar stent based in part on prior clinical trials that used different stents. The results of these prior clinical trials may not be indicative of the clinical results we would obtain for our U.S. pivotal clinical trial.

We intend to commercialize our drug eluting stent technology in the form of our CoStar stent, which is a cobalt chromium, paclitaxel eluting stent. We have only limited clinical data on our CoStar stent, which we derived from the EuroSTAR and COSTAR I studies. Our other prior clinical trials used either a bare metal stainless steel stent or a stainless steel, paclitaxel eluting stent. In addition to using a different metal than used in our CoStar stent, the stainless steel stent had slightly different dimensions than our CoStar stent. We have designed the protocol, including the dosage formulations, for our planned U.S. pivotal clinical trial based on the results of these prior clinical trials. This trial has been designed in large part based on the results of our PISCES study, which used a stainless steel, paclitaxel eluting form of our stent technology, as well as on the results of our COSTAR I and EuroSTAR studies. Although we have twelve-month follow-up data from the PISCES study, we have only four-month follow-up data from the COSTAR I study and only six-month follow-up data from the EuroSTAR study.

The results of these prior trials may not be indicative of the behavior of, and therefore the clinical results we will obtain with, our CoStar stent. If results at least as favorable as the four- and twelve-month results in our PISCES study and the four-and six-month results in our COSTAR I and EuroSTAR studies, respectively, are not observed in our planned U.S. pivotal clinical trial, our development efforts will be delayed or halted and our business may be harmed.

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

Clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. For example, our planned U.S. pivotal clinical trial for our CoStar stent is designed to enroll approximately 1,700 patients at up to 75 U.S. sites and 15 international sites. Patient enrollment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our CoStar stent, or they may be persuaded to participate in contemporaneous trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical effects unrelated to our CoStar stent. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.

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

We do not have long-term contracts with our third party suppliers of stent delivery catheters, polymers or the cobalt chromium tubing and laser-precision cutting process required to produce our CoStar stent. In addition, we do not have long-term contracts with our third party suppliers of some of the equipment and components that are used in our manufacturing process. Except for the suppliers of our laser-cut stents and stent delivery catheters, none of our suppliers have agreed to maintain a guaranteed level of production capacity. Furthermore, suppliers that have guaranteed a level of production capacity may still be unable to satisfy our supply needs. Establishing additional or replacement suppliers for these components may take a substantial amount of time. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments to us. Some of the manufacturers of stent components are also our competitors and may be reluctant to supply components to us on favorable terms, if at all.

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

We currently have limited resources, facilities and experience to commercially manufacture our product candidates. In order to produce our CoStar stent in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. There are technical challenges to scaling-up manufacturing capacity, and developing commercial-scale manufacturing facilities would require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If we are unable to do so, we may not be able to produce our CoStar stent in sufficient quantities to meet the requirements for the launch of the product in major markets or to meet future demand, if at all. If we develop and obtain regulatory approval for our CoStar stent and are unable to manufacture a sufficient supply of our CoStar stent, our revenues, business and financial prospects would be adversely affected. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline.

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

If our CoStar stent, or any other drug delivery device that we may develop, is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate meaningful product revenue and we may not become profitable.

If we fail to obtain an adequate level of reimbursement for our products by third party payors, there may be no commercially viable markets for our product candidates or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third party payors affect the market for our product candidates. The efficacy, safety, performance and cost-effectiveness of our product candidates and of any competing products will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought. Although we recently launched our CoStar stent in India, India does not currently have a reimbursement infrastructure, and we do not anticipate that the initial commercialization of our CoStar stent in India will provide us with significant revenues.

We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third party payors may adversely affect the demand for our products currently under development and limit our ability to sell our product candidates on a profitable basis. In addition, third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenues would be adversely affected.

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

Furthermore, unlike surface-coated stents, our product candidates are based on drug delivery polymer reservoirs. Because there are currently no approved products based on this technology, the regulatory requirements governing this type of product may be more rigorous or less clearly established than those for already approved surface-coated stents or other vascular drug delivery devices. In addition, our CoStar stent has not been approved for use as a bare stent, and we do not expect to obtain FDA approval for this stent as a bare stent prior to filing our PMA with the FDA. We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our product candidates are safe and effective before they can be approved for commercial sale. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical staff is limited. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals for our product candidates.

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

We are a development stage company with a limited operating history. As of March 31, 2005, we had a deficit accumulated during the development stage of $56.3 million. We have incurred net losses in each year since our inception in 1999. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated significant product revenues and we do not expect to generate significant product revenues until we successfully obtain market approval for and begin selling our CoStar stent in Europe, which we may not be able to do. We have financed our operations and internal growth primarily through private placements of equity securities and convertible promissory notes, as well as our initial public offering of our common stock. We have devoted substantially all of our efforts to research and development, including clinical trials.

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

We believe that our cash and cash equivalent balances, as well as the interest we earn on these balances, and revenues from future limited product sales will be sufficient to meet our anticipated cash requirements through at least the first half of 2006. However, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;
•	future clinical trial results;
•	the costs of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the cost and timing of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments;
•	licensing technologies for future development; and
•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it will be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may be required to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our planned research, development and commercial activities, which could harm our business.

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

We expect to rapidly expand our operations and grow our research and development, product development and administrative operations. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational and financial resources. In particular, the commencement of our planned U.S. pivotal clinical trial will consume a significant portion of management’s time and our financial resources. To manage any further growth and to commercialize our CoStar stent, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

From time to time, we estimate and publicly announce (including in this Quarterly Report on Form 10-Q) the timing of the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones include the enrollment of patients in our clinical trials, the release of data from our clinical trials and other clinical and regulatory events, including the submission to the FDA of a PMA for our CoStar stent. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of March 31, 2005, beneficially owned approximately 65.2% of our common stock. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for our common stock. The market price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;
•	developments or disputes concerning patents or other proprietary rights;
•	litigation developments, including developments in our litigation with Angiotech and Boston Scientific;
•	failure of any of our product candidates, if approved for commercial sale, to achieve commercial success;
•	regulatory developments in the United States and foreign countries;
•	ability to manufacture our products to commercial standards;
•	public concern over our products;
•	the departure of key personnel;
•	future sales of our common stock;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	investors’ perceptions of us; and
•	general economic, industry and market conditions.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of March 31, 2005, we had 33,100,130 outstanding shares of common stock. Of these shares, the 6,900,000 shares sold in our initial public offering that were outstanding as of March 31, 2005 were freely tradable without restriction or further registration, unless purchased by our affiliates. The remaining 26,200,130 shares were restricted as a result of securities laws or the lock-up agreements the holders of these shares entered into with the underwriters in connection with our initial public offering. Beginning on June 13, 2005, the date of the expiration of the lock-up agreements referred to above, the remaining 26,200,130 shares will be available for sale as follows:

•	1,967,326 shares of common stock will be immediately eligible for sale in the public market without restriction;
•	16,618,898 shares of common stock will be eligible for sale in the public market under Rule 144 or Rule 701, subject to the volume, manner of sale and other limitations under those rules; and
•	the remaining 7,613,906 shares of common stock will become eligible under Rule 144 for sale in the public market from time to time upon exercise of their respective holding periods.

Existing stockholders holding an aggregate of 22,496,427 shares of common stock, based on shares outstanding as of March 31, 2005, including 483,816 shares underlying outstanding warrants, have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock following the expiration of the lock-up agreements referred to above, they can immediately sell those shares in the public market.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents as of March 31, 2005 included liquid money market accounts. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 31, 2005, we filed an Application to Revoke Australian Patent Nos. 728873, 771815 and 693797 owned by Angiotech and University of British Columbia in the Federal Court of Australia (Victoria District Registry), on the bases, among others, that the patents are invalid in light of the state of scientific knowledge as of the priority date of the patents and that they are not enabled for the claimed subject matter. A trial date for this proceeding has been set for June 5, 2006. We are not currently conducting clinical trials in Australia on our CoStar stent, but we may seek to commercialize our CoStar stent in Australia in the future. However, if the Federal Court of Australia rules that these Australian patents are valid, then we may in the future need to litigate whether we infringe any of the valid claims. If we are found to infringe one or more valid claims, then we may not be able to commercialize our CoStar stent in Australia without a license from Boston Scientific, which may not be available to us on acceptable terms, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-119174), that was declared effective by the Securities and Exchange Commission on December 13, 2004, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-121224) on December 14, 2004, pursuant to which we and a selling stockholder sold all 6,900,000 shares of our common stock that were registered. We did not receive any portion of the $3.1 million in net proceeds received by the selling stockholder in the offering. Of the $78.1 million in net proceeds received by us in the offering, after deducting offering expenses and underwriting discounts and commissions:

•	approximately $8.9 million was used to fund ongoing operations, including the development of our products and our clinical trials and research programs, and for working capital and general corporate purposes; and
•	the remainder of the net proceeds from the offering, approximately $69.2 million, remain invested in liquid money market accounts.

The application of the net proceeds from our initial public offering as set forth above represents our best estimate and does not represent a material change from the use of proceeds as described in the prospectus for our initial public offering. No such payments were made to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for Board or Board committee service.

Unregistered Sales of Equity Securities

On March 1, 2005, we issued 1,235 shares of our common stock to one accredited investor for an aggregate purchase price of $7,348.25 upon the exercise of a warrant. In issuing the shares of common stock underlying the warrant, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate.

10.34(4)	Non-Employee Director Cash Compensation Arrangements, effective as of January 19, 2005.

10.35(4)	Amendment to Employment Letter Agreement, dated January 19, 2005, between the Registrant and Azin Parhizgar, Ph.D.

10.36(5)	Executive Officer Cash Compensation Arrangements.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(6)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.6 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-51066), filed with the SEC on January 25, 2005, and incorporated herein by reference.

(5)	Incorporated herein by reference to the information under the heading, “Item 1.01. Entry into a Material Definitive Agreement” in the Registrant’s Current Reports on Form 8-K (File No. 000-51066), filed with the SEC on January 25, 2005 and May 11, 2005.

(6)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOR MEDSYSTEMS, INC.

By:	/s/ MICHAEL BOENNIGHAUSEN
Michael Boennighausen Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Dated: May 16, 2005