Form 10-Q
period 2005-06-30
CONOR MEDSYSTEMS INC
filed 2005-08-12
CIK 1108271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The registrant had 33,571,283 shares of Common Stock, $0.001 par value per share, outstanding as of August 10, 2005.

CONOR MEDSYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Conor Medsystems, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$108,349	$117,676
Accounts receivable	285	—
Inventories	1,205	53
Prepaid expenses and other current assets	921	1,039

Total current assets	110,760	118,768
Property and equipment, net	3,498	1,716
Restricted cash	172	170
Other assets	212	235

Total assets	$114,642	$120,889

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,247	$1,961
Accrued compensation	1,203	892
Accrued clinical development liabilities	1,081	729
Accrued legal expenses	1,090	12
Other accrued liabilities	1,246	422
Deferred rent	75	124
Liability for early exercise of stock options - current portion	107	107

Total current liabilities	7,049	4,247
Liability for early exercise of stock options	197	251

Commitments and contingencies (Notes 1 and 3)

Stockholders’ equity:
Common stock; $0.001 par value; 150,000 shares authorized at June 30, 2005 and December 31, 2004; 33,080 and 31,961 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	33	32
Additional paid-in-capital	195,401	186,269
Accumulated other comprehensive income (loss)	92	(32)
Deferred stock compensation	(20,047)	(25,367)
Deficit accumulated during development stage	(68,083)	(44,511)

Total stockholders’ equity	107,396	116,391

Total liabilities and stockholders’ equity	$114,642	$120,889

See accompanying notes

Conor Medsystems, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (October 25, 1999) Through June 30, 2005

	2005	2004	2005	2004
Revenue:
Product sales	$288	$—	$324	$—	$324
Contract revenue	—	—	—	—	67

Total revenue	288	—	324	—	391
Cost of sales	603	—	841	—	841

Gross profit	(315)	—	(517)	—	(450)
Operating expenses:
Research and development (1)	6,453	3,978	14,106	7,258	47,559
General and administrative (1)	5,564	978	10,169	1,717	21,798

Total operating expenses	12,017	4,956	24,275	8,975	69,357

Loss from operations	(12,332)	(4,956)	(24,792)	(8,975)	(69,807)
Interest income	788	40	1,468	94	2,087
Interest expense	—	—	—	—	(184)
Other expense	(280)	—	(248)	—	(179)

Net loss	(11,824)	(4,916)	(23,572)	(8,881)	(68,083)
Accretion to redemption value of redeemable convertible preferred stock	—	(808)	—	(1,601)	(5,039)
Deemed dividend upon issuance of Series E convertible preferred stock	—	—	—	—	(23,435)

Net loss attributable to common stockholders	$(11,824)	$(5,724)	$(23,572)	$(10,482)	$(96,557)

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(1.56)	$(0.72)	$(2.89)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	32,954	3,661	32,767	3,631

(1) Includes non-cash stock-based compensation expense as follows:

Research and development	$1,037	$180	$2,284	$353	$4,888
General and administrative	1,717	185	3,561	367	7,486

Total	$2,754	$365	$5,845	$720	$12,374

See accompanying notes

Conor Medsystems, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,		Period from Inception (October 25, 1999) Through June 30, 2005
	2005	2004
Operating activities
Net loss	$(23,572)	$(8,881)	$(68,083)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401	94	933
Amortization of deferred stock-based compensation	4,750	515	9,906
Loss on disposal of property and equipment	65	16	112
Issuance of common stock to consultants for services	—	—	220
Issuance of stock options to consultants for services	1,096	205	2,599
Accrued interest expense on notes payable	—	—	60
Interest expense related to issuance of warrants	—	—	122
Accrued interest income on notes receivable	—	(3)	(11)
Forgiveness of officer loan receivable	—	—	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	118	(18)	(920)
Accounts receivable	(285)	—	(285)
Inventories	(1,152)	—	(1,205)
Other assets	23	(200)	(212)
Accounts payable	296	20	2,257
Accrued compensation	313	64	1,205
Accrued clinical development liabilities	352	33	1,081
Other accrued liabilities	1,908	(127)	2,342
Deferred rent	(49)	29	75

Net cash used in operating activities	(15,736)	(8,253)	(49,693)

Investing activities
Transfers to restricted cash	(2)	(31)	(172)
Capital expenditures	(2,203)	(718)	(4,504)

Net cash used in investing activities	(2,205)	(749)	(4,676)

Financing activities
Proceeds from issuance of common stock, including early exercise of stock options	8,554	47	79,839
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	75,441
Proceeds from issuance of notes payable, net	—	—	7,500
Loans receivable from officer	—	—	(100)

Net cash provided by financing activities	8,554	47	162,680

Effect of exchange rate changes on cash and cash equivalents	60	—	38

Net (decrease) increase in cash and cash equivalents	(9,327)	(8,955)	108,349
Cash and cash equivalents at beginning of period	117,676	22,389	—

Cash and cash equivalents at end of period	$108,349	$13,434	$108,349

Supplemental schedule of noncash transactions
Issuance of common stock for services, technology, and equipment	$—	$—	$224

Issuance of preferred stock to placement agent	$—	$—	$258

Issuance of common stock for notes payable	$—	$—	$5,020

Issuance of preferred stock to retire notes payable and accrued interest	$—	$—	$2,543

Accretion to redemption value of redeemable convertible preferred stock	$—	$1,601	$5,039

Deferred stock compensation, net of terminations	$(570)	$6,451	$29,954

Deemed dividend to redeemable convertible preferred stockholders	$—	$—	$23,435

Conversion of redeemable convertible preferred stock into common stock	$—	$—	$83,203

See accompanying notes

Conor Medsystems, Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Conor Medsystems, Inc. (the “Company”) was incorporated on October 25, 1999 and is developing innovative controlled vascular drug delivery technologies. Since inception, the Company’s activities have consisted primarily of recruiting personnel, raising capital and performing product development. The Company has recognized limited product sales and is therefore considered to be in the development stage at June 30, 2005.

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

The unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005. Stockholders are encouraged to review the Company’s Annual Report on Form 10-K for a broader discussion of the Company’s business and the risks inherent therein.

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

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Ireland is the euro. Foreign assets and liabilities are translated into U.S. dollars at the quarter-end exchange rates, while components of the statement of operations are translated using average exchange rates in effect throughout the year. Gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations. Foreign currency translation adjustments are included as a component of stockholders’ equity.

Reclassifications

Other expenses from prior periods have been reclassified to conform to the current period presentation.

The reclassification had no impact on net loss previously recorded.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. Product sales to date have been to the Company’s distributors and revenue from such product sales has been recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). The Company’s distributors have no price protection or rights of return.

Inventories

Inventories are stated at the lower of cost (first in, first out) or market. At June 30, 2005, inventories consisted primarily of work-in-process and at December 31, 2004, inventories consisted primarily of raw materials. The Company provides for excess and obsolete inventories based on estimated forecasts of demand.

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

The following table illustrates the weighted-average assumptions for the Black-Scholes option pricing model used in determining the fair value of options granted to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.86%	3.93%	3.80%	2.96%
Volatility	0.7	0.7	0.7	0.7
Expected life	5 Years	5 Years	5 Years	5 Years

During 2003 and 2004, stock options were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation of $30.5 million was recorded during 2003 and 2004 in accordance with APB Opinion No. 25. The deferred stock compensation will be amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. The related stock-based compensation expense was $2.4 million and $262,000 during the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, the related stock-based compensation expense was $4.8 million and $515,000, respectively. During the period from inception through June 30, 2005, the Company recognized stock-based compensation expense for employees of $9.9 million.

The table below illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (October 25, 1999) through June 30, 2005
	2005	2004	2005	2004
Net loss attributable to common stockholders - as reported	$(11,824)	$(5,724)	$(23,572)	$(10,483)	$(96,557)
Add: Stock-based employee compensation expense included in reported net loss	2,372	262	4,750	515	9,905
Deduct: Stock-based employee compensation expense determined under the fair value method	(2,750)	(305)	(5,233)	(591)	(10,955)

Net loss attributable to common stockholders - pro forma	$(12,202)	$(5,767)	$(24,055)	$(10,559)	$(97,607)

Basic and diluted net loss per share attributable to common stockholders - as reported	$(0.36)	$(1.56)	$(0.72)	$(2.89)

Basic and diluted net loss per share attributable to common stockholders - pro forma	$(0.37)	$(1.58)	$(0.73)	$(2.91)

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

The following table illustrates the weighted-average assumption for the Black-Scholes option pricing model used in determining the fair value of options granted to non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.00%	4.73%	4.01%	4.34%
Volatility	0.7	0.7	0.7	0.7
Expected life	9 years	10 years	9 years	10 years

During the three months ended June 30, 2005, the Company granted options to purchase 19,500 shares of common stock to consultants and other non-employee service providers. During the six months ended June 30, 2005, the Company granted options to purchase 19,500 shares of common stock to consultants and other non-employee service providers. During the period from inception through June 30, 2005, the Company granted options to purchase 1,137,750 shares of common stock to consultants and other non-employee service providers. The weighted-average exercise price of the options granted since inception was $0.55 per share. The weighted-average exercise price of the options granted during the six months ended June 30, 2005 was $14.00 per share. These options generally vest over a four-year period. The related stock-based compensation expense for non-employees was $382,000 and $103,000 during the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the related stock-based compensation was $1.1 million and $205,000, respectively. During the period from inception through June 30, 2005, the Company recognized stock-based compensation expense for non-employees of $2.5 million.

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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Historical
Numerator:
Net loss attributable to common stockholders	$(11,824)	$(5,724)	$(23,572)	$(10,482)

Denominator:
Weighted-average common shares outstanding	33,394	3,855	33,226	3,811
Less weighted average shares subject to repurchase	(440)	(194)	(459)	(180)

Denominator for basic and diluted net loss per share attributable to common stockholders	32,954	3,661	32,767	3,631

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(1.56)	$(0.72)	$(2.89)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:
Redeemable convertible preferred stock	—	14,731	—	14,731
Common shares subject to repurchase	413	177	413	177
Options to purchase common stock	5,559	2,786	5,559	2,786
Warrants to purchase common and preferred stock	—	595	—	595

	5,972	18,289	5,972	18,289

3. Commitments and Contingencies

Operating Leases

The Company leases certain real and personal property under noncancelable operating leases. Future minimum payments under these leases as of June 30, 2005 were as follows (in thousands):

Years ending December 31,
2005 (remainder of year)	$523
2006	1,075
2007	978
2008	808
2009	346
Thereafter	1,799

$5,529

In addition to these minimum lease payments, the Company is required to pay its share of operating expenses related to property taxes, insurance and routine maintenance in connection with its facility leases. Rent expense under the operating leases, including termination fees, was approximately $0.2 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively, approximately $0.5 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively, and approximately $2.2 million for the period from inception to June 30, 2005.

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

In March 2005, the Company entered into an amendment of the lease agreement for the Company’s current headquarters in Menlo Park, California. The amendment provides for an additional approximately 26,000 square feet of space in a building adjacent to the Company’s current headquarters and extends the term of the Company’s lease for an additional year to August 2008.

Legal Contingencies

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in the Hague, Netherlands, seeking: a declaration that the Company’s CoStar stent infringes European Patent No. (EP) 0 706 376 B1 in the Netherlands and other countries designated in EP 0 706 376 B1; an order that the Company and its affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that the Company not use its CE marketing approval, if obtained by the Company, for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring the Company to withdraw all information and documentation concerning the clinical trials the Company has conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring the Company to pay 2,460 euros per sale of its CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that the Company does not comply; an order that the Company indemnify Boston Scientific and Angiotech or surrender its profit on sales of its CoStar stent in countries covered by EP 0 706 376 B1; and an order that the Company pay the costs of the proceedings. A trial date for these proceedings has not yet been set.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “ could,” “ would,” “ expect,” “ plans,” “ anticipates,” “ believes,” “ estimates,” “projects,” “ predicts,” “ potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We develop innovative controlled vascular drug delivery technologies. We have initially focused on the development of drug eluting stents to treat coronary artery disease. Our clinical efforts are currently focused on the development and commercialization of our CoStar stent, which is a cobalt chromium paclitaxel eluting stent, for the treatment of restenosis.

Since inception, we have devoted substantially all of our resources to developing our stent platform, raising capital and preparing for the commercialization of our CoStar stent. We have pursued a clinical development strategy of using our stents to demonstrate that the drug inlay design of our stents permits us to control drug release kinetics, to establish the safety of our stent design, to demonstrate that drug release kinetics can have a direct impact on clinical outcomes and to establish the basis for regulatory approval of our CoStar stent in the United States and Europe.

In early 2003, we initiated our PISCES study to evaluate the safety and performance of paclitaxel delivered with different release kinetics and doses using our stainless steel stent. We completed enrollment of 191 patients in late 2003 and announced twelve-month follow-up data in March 2005. The most favorable formulations from our PISCES study are the focus of our subsequent EuroSTAR and COSTAR I trials, as well as our U.S. pivotal clinical trial, which are designed to evaluate our CoStar stent. The COSTAR I trial began in late 2003 and in September 2004, we announced four-month follow-up data for one of the three formulation groups from the COSTAR I trial and in January 2005, we presented four-month follow-up data for a second formulation group. The EuroSTAR trial began in early 2004 and in May 2005, we announced twelve-month follow-up data from the first arm of our EuroSTAR trial. The EuroSTAR trial served as our pivotal trial to support our submission in the first quarter of 2005 of an application to a designated Notified Body in the European Community, which is one of the steps we must undertake prior to marketing our CoStar stent in the European Community. In March 2005, we received conditional approval of our investigational device exemption, or IDE, application from the FDA to permit the commencement of our U.S. pivotal clinical trial, COSTAR II, which is designed to evaluate our CoStar stent against a conventional drug eluting stent. In May 2005, we announced that the first patient had been enrolled in our COSTAR II trial. We have not yet received any government regulatory approvals necessary to commercialize our CoStar stent. If our clinical trials proceed as scheduled and the outcomes of these clinical trials are favorable, we anticipate receiving regulatory approval for our CoStar stent in the European Community in late 2005 and in the United States in late 2007. We could be delayed by adverse results or regulatory complications, and we may never achieve regulatory approval.

If we obtain the necessary regulatory approval, we plan to pursue commercialization in the United States with our own sales force and commercialize our CoStar stent internationally through distribution arrangements. We entered into an agreement with Biotronik AG in May 2004 to distribute our CoStar stent in countries outside of the United States, Japan, Australia, New Zealand and Korea and certain other countries. In July 2004, we entered into an agreement with Interventional Technologies, Pvt., Ltd., or IVT, to distribute our UniStar™ cobalt chromium bare-metal stent and our CoStar stent in India, Pakistan, Bangladesh, Sri Lanka, Kenya and Tanzania. In November 2004, we entered into agreements with affiliates of St. Jude Medical, Inc. to distribute our UniStar™ stent and CoStar stent in Japan, Korea, New Zealand and Australia. A decision to seek regulatory approval of, or to sell, our UniStar™ stent or our CoStar stent has not yet been made in respect to all of these countries. In the first half of 2005, we began selling commercial units of our CoStar stent in certain countries in Asia and Latin America pursuant to our distribution agreements. We do not expect sales of our CoStar stent and our UniStar™ stent in these countries to be significant during 2005. No regulatory approval is currently required to market our CoStar stent in the countries in which we are currently commercializing our CoStar stent. We have established limited manufacturing capacity in Athlone, Ireland to manufacture commercial quantities of our CoStar stent, initially for sale outside of the United States, and we are currently in the process of preparing the facility for full production in anticipation of our planned commercial launch in the European Community.

We were incorporated in Delaware in October 1999 and are a development stage company with a limited operating history. To date, we have not generated any significant revenues, and we have incurred net losses in each year since our inception. We expect these losses to continue and increase as we expand our clinical trial activities. We have financed our operations primarily through private placements of preferred stock and convertible promissory notes, as well as through our initial public offering of our common stock. In July and August 2004, we raised aggregate net cash proceeds of $38.9 million in a private placement of 6,711,431 shares of our Series E convertible preferred stock. In December 2004 and January 2005, we raised net cash proceeds of $78.1 million, after deducting underwriting discounts, commissions, and other offering expenses, in our initial public offering of our common stock.

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

Financial Operations

Revenues

In the first half of 2005, we began commercializing our CoStar stent in certain countries in Asia and Latin America. Prior to February 2005, we had not generated any revenues from the sale of our stents. We do not expect sales of our CoStar stent in these countries to be significant during 2005, and we do not expect to generate significant product sales until we successfully obtain marketing approval for and begin selling our CoStar stent in the European Community. We expect that revenues from the sales of our CoStar stent will fluctuate from quarter to quarter.

Cost of Sales

Cost of sales is composed of the material, labor, overhead and transportation costs of production and variances associated with inefficiencies in manufacturing. We expect that as our production processes mature and volumes increase, our cost of sales as a percent of product sales will decline.

Research and Development Expenses

Our research and development expenses primarily consist of clinical and regulatory expenses, including pre-clinical and clinical trial costs and the cost of manufacturing clinical supplies. Research and development costs also consist of employee compensation, supplies and materials, consultant services, facilities, and non-cash stock-based compensation. We expense research and development costs as they are incurred. For the period from inception through June 30, 2005, we had incurred $47.6 million in research and development expenses, with nearly all of these expenses related to engineering, pre-clinical and clinical trials related to the commercialization of our CoStar stent. We expect our research and development expenses to increase significantly as we complete the development of our CoStar stent, research new product opportunities, conduct additional clinical trials and hire additional employees. We anticipate that the cost of completing our EuroSTAR trial will be approximately $2.0 million. If our COSTAR II trial proceeds as currently planned, we anticipate that it will cost at least $15.0 million to complete.

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

Results of Operations

Three and Six Months Ended June 30, 2005 and 2004

Revenues

Revenues from product sales were $0.3 million and $0 for the three months ended June 30, 2005 and 2004, respectively. Revenues from product sales were $0.3 million and $0 for the six months ended June 30, 2005 and 2004, respectively. Product sales in 2005 were the result of shipments of our CoStar stent to our distributors. Prior to February 2005, we had not generated any revenues from the sale of our stents.

Cost of Sales

Cost of sales was $0.6 million and $0 for the three months ended June 30, 2005 and 2004, respectively. Cost of sales was $0.8 million and $0 for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, we began to transition into early stage production of our CoStar stent for commercial sale. The cost of sales for the six months ended June 30, 2005 are representative of the production costs and variances associated with the early commercialization of our CoStar stent. The cost of sales for the three months or six months ended June 30, 2005 is not necessarily indicative of production costs in future periods. Prior to February 2005, we had no product shipments and no associated cost of sales.

Research and Development Expenses

Research and development expenses were $6.5 million and $4.0 million for the three months ended June 30, 2005 and 2004, respectively. The $2.5 million increase was primarily due to $1.3 million of higher payroll and related expenses as we increased research and development personnel, $0.4 million of non-cash employee stock-based compensation expense increases, higher non-payroll related clinical trial costs of $0.4 million for such items as supplies, tooling, consulting and outside services, $0.2 million of non-employee stock-based compensation increases, and $0.2 million of increased facilities depreciation and equipment.

Research and development expenses were $14.1 million and $7.3 million for the six months ended June 30, 2005 and 2004, respectively. The $6.8 million increase was primarily due to $2.2 million of higher payroll and related expenses as we increased research and development personnel, higher non-payroll related clinical trial costs of $2.0 million for such items as supplies, tooling, consulting and outside services, $1.2 million of non-cash employee stock-based compensation expense increases, $0.7million of non-employee stock-based compensation increases, $0.6 million of increased facilities depreciation and equipment and $0.1 million of increased professional services.

General and Administrative Expenses

General and administrative expenses were $5.6 million and $1.0 million for the three months ended June 30, 2005 and 2004, respectively. The $4.6 million increase was primarily attributable to $0.6 million of higher payroll and related expenses as we increased management and administrative personnel, non-cash employee stock-based compensation expenses of $1.5 million, professional services for legal, audit and other consulting services of $1.8 million, increases in insurance of $0.2 million and an increase of $0.5 million in trade show, promotional, franchise tax and other expenses.

General and administrative expenses were $10.2 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively. The $8.5 million increase was primarily attributable to $1.0 million of higher payroll and related expenses as we increased management and administrative personnel, non-cash employee stock-based compensation expenses of $3.0 million, professional services for legal, audit and other consulting services of $3.1 million, increases in insurance of $0.3 million and an increase of $1.1 million in trade show, promotional, franchise tax and other expenses.

Interest Income

Interest income was $0.8 million and $40,000 for the three months ended June 30, 2005 and 2004, respectively, and $1.5 million and $94,000 for the six months ended June 30, 2005 and 2004, respectively. The increases in both periods were primarily due to higher cash balances resulting from our initial public offering of common stock and higher yields on our investments.

Other Expense

Other expense was $0.3 million and $0 for the three months ended June 30, 2005 and 2004, respectively, and $0.2 million and $0 for the six months ended June 30, 2005 and 2004, respectively. The increases in both periods were primarily due to the currency translation adjustments when translating intercompany balances from the euro to the U.S. dollar.

Liquidity and Capital Resources

We have incurred losses since our inception in October 1999, and, as of June 30, 2005, we had a deficit accumulated during the development stage of $68.1 million. We have funded our operations to date principally from our initial public offering of common stock in December 2004 and private placements of equity securities and convertible promissory notes, raising aggregate net proceeds of $162.7 million through June 30, 2005.

As of June 30, 2005, we did not have any outstanding or available debt financing arrangements, we had working capital of $103.7 million and our primary source of liquidity was $108.3 million in cash and cash equivalents. Pending their ultimate use, we currently invest our available funds in liquid money market accounts.

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.7 million during the six months ended June 30, 2005. The net cash used during the six months ended June 30, 2005 primarily reflected the net loss of $23.6 million, partially reduced by depreciation of $0.4 million, non-cash stock-based compensation of $4.8 million, the issuance of stock to consultants resulting in stock-based compensation of $1.1 million, increased accrued liabilities for legal expenses of $1.1 million, increased clinical development liabilities of $0.4 million, increased inventories of $1.2 million and net changes in other operating assets and liabilities of $1.2 million.

Net cash used in operating activities was $8.3 million during the six months ended June 30, 2004. The net cash used during the six months ended June 30, 2004 primarily reflected the net loss of $8.9 million, partially reduced by depreciation of $94,000, non-cash stock-based compensation of $0.5 million, the issuance of stock to consultants as stock-based compensation of $0.2 million and net changes in operating assets and liabilities of $0.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $2.2 million for the six months ended June 30, 2005, from $0.7 million for the six months ended June 30, 2004, primarily as a result of increased purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $8.6 million for the six months ended June 30, 2005, from $47,000 for the six months ended June 30, 2004, primarily as a result of the net proceeds received from the exercise of the over-allotment option by the underwriters of our initial public offering in January 2005.

Operating Capital and Capital Expenditure Requirements

As of June 30, 2005, we had recognized an insignificant amount of revenue from commercial product sales and we had not achieved profitability. We anticipate that we will continue to incur net losses for the next several years as we develop our products, expand our clinical development team and corporate infrastructure and prepare for the potential commercial growth of our CoStar stent. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues or raise additional capital to achieve profitability.

We do not expect to generate significant product sales until we successfully obtain marketing approval for and begin selling our CoStar stent in the European Community. We believe that our cash and cash equivalent balances as well as the interest we earn on these balances and revenues from future limited product sales will be sufficient to meet our anticipated cash requirements through at least the first half of 2007. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to liquidate some or all of our assets or reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

We anticipate spending at least $17.0 million over the next two years for clinical trials to complete the development of our CoStar stent. We estimate that the development of any new product candidates will cost between $15.0 million and $25.0 million per product candidate and will take up to four years to complete. We expect to fund the development of potential product candidates with our existing cash and cash equivalent balances.

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

Because of the numerous risks and uncertainties associated with the development of drug eluting stents, such as our CoStar stent, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the costs of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the cost and timing of completion of a commercial scale manufacturing facility;

•	the costs and timing of regulatory approvals;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	licensing technologies for future development;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands seeking a declaration that our CoStar stent infringes Angiotech’s patent rights. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing us from commercializing our CoStar stent in many European countries and requiring us to pay damages. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, we believe that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of our CoStar stent. A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific and Guidant Corporation. Several of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. We have also received letters from third-parties, some of whom have been actively involved in coronary stent litigation, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. A court may determine that these patents are valid and infringed by us. A finding that we infringe any valid claim in a patent held by a third party would have a material adverse effect on our results of operations, financial condition and liquidity, and we may, among other things, be required to:

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$5,529	$1,096	$2,039	$766	$1,628

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to the lease for our headquarters in Menlo Park, California and for our facility in Athlone, Ireland.

In February 2005, we entered into a ten-year operating lease, which has an option for an additional ten years, for manufacturing facilities in Athlone, Ireland. Total future minimum lease payments are $3.3 million. The lease payments for our facilities in Ireland are denominated in euros and have been converted into U.S. dollars using the exchange rate in effect as of June 30, 2005.

In March 2005, we entered into an amendment of the lease agreement for our current headquarters in Menlo Park, California. The amendment provides for an additional 26,000 square feet of space in a building adjacent to our current headquarters and extends the term of our lease for an additional year to August 2008. Total future minimum lease payments are $2.1 million.

Recent Accounting Pronouncements

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

A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific Corporation and Guidant Corporation. Several of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands seeking a declaration that our CoStar stent infringes European Patent No. 0 706 376 B1, one of the Hunter patents owned by Angiotech and licensed to Boston Scientific. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing us from commercializing our CoStar stent in many European countries and requiring us to pay damages. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to other large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, we believe that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of our CoStar stent based on one or more of these or other patents. We have also received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. A court may determine that these patents are valid and infringed by us. For a description of patents that we consider to pose a material litigation risk to us, see the discussion under the caption “Business-Patents and Proprietary Rights-Third-Party Patent Rights” in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005. There may be patents in addition to those described under that caption that relate to aspects of our technology and that may materially and adversely affect our business. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that pose a material risk to us.

The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. Some of the companies in these markets, such as Boston Scientific and Guidant Corporation, have been able to capture significant market share by introducing new technologies. These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and potential new entrants into the market. All of the major companies in the stent and related markets, including Boston Scientific, Johnson & Johnson, Guidant Corporation and Medtronic, Inc., have been repeatedly involved in patent litigation relating to stents since at least 1997. Ongoing patent litigation includes litigation between Boston Scientific and Johnson & Johnson relating to Boston Scientific’s drug eluting stent and Johnson & Johnson’s drug eluting stent. Each company is claiming that the other company infringes its intellectual property. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies, especially Boston Scientific and others against which we would compete directly, have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our CoStar stent and as indicated above, Angiotech and Boston Scientific have initiated legal proceedings in the Netherlands against us seeking to prevent us from commercializing our CoStar stent in certain European countries. Boston Scientific also owns a series of patents, known as the “Kunz” patents, which cover the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent. Boston Scientific asserted three of the Kunz patents in a patent infringement lawsuit in the Federal District Court in Delaware against Johnson & Johnson and Cordis Corporation, a subsidiary of Johnson & Johnson, and it is possible that Boston Scientific could assert a patent infringement claim against us based on these patents. On March 11, 2005, the Federal District Court in Delaware dismissed all claims relating to the Kunz patents without the right to bring claims in the future, and dismissed all counterclaims by Johnson & Johnson, Cordis and Guidant with the right to assert counterclaims in the future.

Angiotech is the owner of a number of patents, sometimes referred to as the “Hunter” patents, and has licensed from the U.S. government a number of other patents, sometimes referred to as the “Kinsella” patents, that also cover the use of paclitaxel coated stents to treat angiogenesis and restenosis. The legal proceedings initiated by Angiotech and Boston Scientific against us in the Netherlands allege that the CoStar stent infringes one of the Hunter patents. We understand that, in a 1997 license agreement, Angiotech granted co-exclusive sublicenses to Boston Scientific and Cook Inc. under these patents. On September 24, 2004, Angiotech announced that Cook elected to exit the coronary vascular field and focus on the development of paclitaxel-eluting peripheral vascular and gastrointestinal stents. Angiotech also announced that Cook returned all of its rights in the coronary vascular field under the 1997 license agreement to Angiotech. On November 23, 2004, Boston Scientific announced that they had become the only license holder of these rights in the coronary vascular field of use and had obtained the right to sublicense these rights. Angiotech announced that Cook will maintain its rights to the Angiotech patents in the field of paclitaxel-eluting peripheral vascular and gastrointestinal stents.

Boston Scientific owns other patents that may have a material adverse affect on us. These include the “Jang” stent structure patents, including a patent with claims covering an expandable stent with a plurality of cavities which are micro-holes or micro-slits that extend from the outer surface through the inner surface and which act as reservoirs for a substance.

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

Whether we would, upon commercialization, infringe any patent claim will not be known with certainty unless and until a court interprets the patent claim in the context of litigation. If an infringement allegation is made against us, we may seek to invalidate the asserted patent claim and/or to allege non-infringement of the asserted patent claim. In February 2005, we initiated legal proceedings in the High Court of Justice in the United Kingdom requesting that the court invalidate EP 0 706 376 B1, which is one of the Hunter patents owned by Angiotech and licensed to Boston Scientific that is the subject of the legal proceedings asserted against us in the Netherlands. In Europe, individual country laws control the standard for patent invalidation, and the burden of proof to invalidate a particular claim can vary among countries. In order for us to invalidate a U.S. patent claim, we would need to rebut the presumption of validity afforded to issued patents in the United States with clear and convincing evidence of invalidity, which is a high burden of proof.

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

In addition, some of our agreements, including our agreement with Phytogen International LLC for the supply of paclitaxel, our distribution agreements with Biotronik AG and the St. Jude Medical affiliates and our supply agreements for laser-cut stents and catheters, require us to indemnify the other party in certain circumstances where our products have been found to infringe a patent or other proprietary rights of others. An indemnification claim against us may require us to pay substantial sums to our supplier or distributors, including its attorneys’ fees.

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

We have invested all of our product development time and resources in our drug eluting stent technology, which we have commercialized initially in the form of our CoStar stent in certain countries in Asia and Latin America. We do not anticipate that the commercialization of our CoStar stent in these countries will provide us with significant revenues. We anticipate that in the near term our ability to generate meaningful revenues will depend solely on the successful development, regulatory approval and commercialization of our CoStar stent in major markets. If we are not successful in the completion of clinical trials for the development, approval and commercialization of our CoStar stent, we may never generate any meaningful revenues and may be forced to cease operations. Although we are investigating the potential applicability of our stent technology to the treatment of an acute myocardial infarction, or AMI, we do not expect to seek regulatory approval of this product candidate for many years, if at all.

The commercial success of our CoStar stent will depend upon successful completion of clinical trials, manufacturing commercial supplies, obtaining marketing approval, successfully launching the product in major markets and acceptance of the product by the medical community and third-party payors as clinically useful, cost-effective and safe. If the data from our clinical trials is not satisfactory, we may not proceed with our planned filing of applications for regulatory approvals or we may be forced to delay the filings. Even if we file an application for approval with satisfactory clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our CoStar stent for very limited purposes with many restrictions on its use, may delay approval, or ultimately, may not grant marketing approval for our CoStar stent. Even if we do receive FDA or foreign regulatory approval, we may be unable to gain market acceptance by the medical community and third-party payors.

We do not have the necessary regulatory approvals to market our CoStar stent or any other product candidates, and we may never obtain regulatory approval.

We do not have the necessary regulatory approvals to market our CoStar stent or any other product in the United States or in any foreign market. The regulatory approval process for our CoStar stent involves, among other things, successfully completing clinical trials and obtaining FDA approval of a premarket approval application, or PMA, and obtaining equivalent foreign market approvals, including taking the steps necessary for our CoStar stent to bear CE marking in the European Community. We cannot assure you that we will obtain the necessary regulatory approvals to market our CoStar stent in the United States or abroad. No regulatory approval is currently required to market our CoStar stent in the countries in which we are currently commercializing our CoStar stent.

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

The results of pre-clinical or clinical trials do not necessarily predict future clinical trial results, and acceptable results in early studies might not be seen in later studies. Any pre-clinical or clinical tests may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval.

We have designed the protocol of our U.S. pivotal clinical trial for our CoStar stent based in part on prior clinical trials that used different stents. The results of these prior clinical trials may not be indicative of the clinical results we would obtain for our U.S. pivotal clinical trial.

Our clinical efforts are currently focused on the development and commercialization of our CoStar stent, which is a cobalt chromium, paclitaxel eluting stent. We have only limited clinical data on our CoStar stent, which we derived from the EuroSTAR and COSTAR I trials. Our other prior clinical trials used either a bare metal stainless steel stent or a stainless steel, paclitaxel eluting stent. In addition to using a different metal than used in our CoStar stent, the stainless steel stent had slightly different dimensions than our CoStar stent. We have designed the protocol, including the dosage formulations, for our U.S. pivotal clinical trial based on the results of these prior clinical trials. This trial has been designed in large part based on the results of our PISCES study, which used a stainless steel, paclitaxel eluting form of our stent technology, as well as on the results of our COSTAR I and EuroSTAR trials.

The results of these prior trials may not be indicative of the behavior of, and therefore the clinical results we will obtain with, our CoStar stent in our U.S. pivotal clinical trial. If results at least as favorable as the results observed in our prior trials are not observed in our U.S. pivotal clinical trial, our development efforts will be delayed or halted and our business may be harmed.

The clinical results we have reported to date may not be indicative of future clinical results.

The clinical results that we have reported to date are limited to four- and twelve-month follow-up data from our PISCES study, six- and twelve-month follow-up data from our EuroSTAR trial, and four-month follow-up data from our COSTAR I trial. Our U.S. pivotal clinical trial, COSTAR II, will require at least eight-month follow-up data. While the stainless steel, paclitaxel eluting stent has shown favorable results after twelve months in our PISCES study and our CoStar stent has shown favorable results after twelve months in our EuroSTAR trial, it is possible that the long-term results we obtain with our CoStar stent in our U.S. pivotal clinical trial may not show similar effectiveness.

Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;

•	patients experience adverse side effects or events related to our products;

•	patients die during a clinical trial for a variety of reasons, including the advanced stage of their disease and medical problems, which may not be related to our product candidates;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

•	third-party suppliers fail to provide us with critical components, including stent delivery catheters, cobalt chromium tubing and precision laser-cut stents, which conform to design and performance specifications;

•	the failure of our manufacturing process to produce finished products which conform to design and performance specifications;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical trial are inconclusive or negative; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.

Before we were able to commence enrollment in our U.S. pivotal clinical trial for our CoStar stent, we were required to file an investigational device exemption, or IDE, application with the FDA. Although we have received conditional approval of our IDE application from the FDA, the FDA’s conditional approval of our IDE application allows us to begin only a limited enrollment in our COSTAR II trial. We are required to provide additional information to the FDA prior to the FDA granting full approval of our IDE application, including information that will be reviewed prior to the FDA approving full enrollment in our COSTAR II trial. While we anticipate that we will be able to provide the additional information that the FDA has requested, there can be no assurance that we will receive full approval of our IDE application on a timely basis, if at all. If we are unable to provide the additional information to the FDA, or if the FDA does not believe that the additional information we provide is sufficient, the FDA may require us to cease enrollment in the trial until adequate information is provided.

Clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. For example, our U.S. pivotal clinical trial for our CoStar stent is designed to enroll approximately 1,700 patients at up to 75 U.S. sites and 15 international sites. Patient enrollment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our CoStar stent, or they may be persuaded to participate in contemporaneous trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical effects unrelated to our CoStar stent. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.

Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel the entire program.

Problems with the stent to be used in the control group could adversely affect our U.S. pivotal clinical trial for our CoStar stent.

Our U.S. pivotal clinical trial of our CoStar stent could be significantly delayed or harmed if we experience problems with the stent to be used in the control group for this trial. We plan to use Boston Scientific’s TAXUS™ Express2™ stent as the control stent in our U.S. pivotal clinical trial. In July 2004, Boston Scientific announced the recall of approximately 85,000 TAXUS™ Express2™ stent systems and approximately 11,000 Express2™ stent systems due to characteristics in the delivery catheters that have the potential to impede balloon deflation during a coronary angioplasty procedure. In August 2004, Boston Scientific announced that it would recall an additional 3,000 TAXUS™ Express2™ stents. If during the enrollment and treatment period for our U.S. pivotal clinical trial, there is a recall of the control stent or the control stent is removed from the market, our trial would likely be substantially delayed. The FDA could also require us to redesign the trial based on an alternative control stent. Any significant delay or redesign would significantly delay and potentially impair our ability to commercialize our CoStar stent in the U.S.

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

We may determine that certain pre-clinical product candidates or programs do not have sufficient potential to warrant the allocation of resources, such as the potential development of our stent technology for the treatment of AMI. Accordingly, we may elect to terminate our programs for such product candidates. If we terminate a pre-clinical program in which we have invested significant resources, our prospects will suffer, as we will have expended resources on a program that will not provide a return on our investment and will have missed the opportunity to have allocated those resources to potentially more productive uses.

We depend on single source suppliers for our CoStar stent components, manufacturing components and the active drug used in our CoStar stent. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of our CoStar stent.

We rely on third parties to supply us with the critical components and the active drug, paclitaxel, used in our CoStar stent. Phytogen International LLC, which had been our sole supplier of paclitaxel, disclosed to us that it is operating under Canadian bankruptcy protection. If Phytogen is unable or refuses to meet our demand for paclitaxel or if our agreement with Phytogen is terminated as a result of the bankruptcy proceedings or its uncertain financial condition, or for any other reason, or if Phytogen’s supplies do not meet quality and other specifications, the development and commercialization of our CoStar stent could be prevented or delayed. Our agreement with Phytogen restricts our ability to commercialize products that incorporate paclitaxel we purchase from third parties and permits Phytogen to manufacture and supply paclitaxel to others. We have obtained paclitaxel from another qualified supplier, but we have not yet used it for commercial production. If we obtain market approval for our CoStar stent, we anticipate that we will require substantially larger quantities of paclitaxel. Our suppliers may not provide us with sufficient quantities of paclitaxel that meet quality and other specifications, and we may not be able to locate alternative suppliers of paclitaxel in a timely manner or on commercially reasonable terms, if at all.

We do not have long-term contracts with our third-party suppliers of stent delivery catheters, polymers or the cobalt chromium tubing and laser-precision cutting process required to produce our CoStar stent. In addition, we do not have long-term contracts with our third-party suppliers of some of the equipment and components that are used in our manufacturing process. Except for the suppliers of our laser-cut stents and stent delivery catheters, none of our suppliers have agreed to maintain a guaranteed level of production capacity. Furthermore, suppliers that have guaranteed a level of production capacity may still be unable to satisfy our supply needs. Establishing additional or replacement suppliers for these components may take a substantial amount of time. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments to us. Some of the manufacturers of stent components are also our competitors and may be reluctant to supply components to us on favorable terms, if at all.

Replacing suppliers could cause additional regulatory delays and the manufacture and delivery of our CoStar stent could be interrupted for an extended period of time, which may delay completion of our clinical trials or commercialization of our CoStar stent. In addition, we will be required to obtain regulatory clearance from the FDA or foreign regulatory authorities to use different suppliers or components. As a result, regulatory approval of our CoStar stent may not be received on a timely basis or at all.

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

We currently have limited resources, facilities and experience to commercially manufacture our product candidates. In order to produce our CoStar stent in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. There are technical challenges to scaling-up manufacturing capacity, and developing commercial-scale manufacturing facilities requires the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If we are unable to do so, we may not be able to produce our CoStar stent in sufficient quantities to meet the requirements for the launch of the product in major markets or to meet future demand, if at all. If we develop and obtain regulatory approval for our CoStar stent and are unable to manufacture a sufficient supply of our CoStar stent, our revenues, business and financial prospects would be adversely affected. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline.

In addition, while we have validated our manufacturing process for consistency, we experience variability within and between manufacturing lots. Manufacturing lot variability may result in unfavorable clinical results.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or the development of, manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. Although we are currently manufacturing product in our facility in Ireland on a limited basis, and are in the process of preparing the facility for full production in anticipation of our planned commercial launch in the European Community, our manufacturing facility may not meet applicable foreign regulatory requirements or standards at acceptable cost and on a timely basis. In addition, the FDA must approve facilities that manufacture our products for U.S. commercial purposes, as well as the manufacturing processes and specifications for the product. Suppliers of components of, and products used to manufacture, our products must also comply with FDA and foreign regulatory requirements, which often require significant time, money and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If we or our suppliers do not achieve required regulatory approval for our manufacturing operations, our commercialization efforts could be delayed, which would harm our business and our results of operations. In addition, from time to time, suppliers are required to provide information to, and answer questions of, the regulatory authorities. If our suppliers are unable to satisfactorily respond to the regulatory authorities’ requests for information, we may experience delays in obtaining, or may not obtain, regulatory approvals for our product candidates.

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

Even if we obtain regulatory approval, our CoStar stent, or any other drug delivery device that we may develop, may not gain market acceptance among physicians, patients, health care payors and the medical community. The degree of market acceptance of any of our drug delivery devices that we may develop will depend on a number of factors, including:

•	the perceived effectiveness of the product;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If our CoStar stent, or any other drug delivery device that we may develop, is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate meaningful product revenue and we may not become profitable.

If we fail to obtain an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our product candidates or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third-party payors affect the market for our product candidates. The efficacy, safety, performance and cost-effectiveness of our product candidates and of any competing products will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought. Although we recently launched our CoStar stent in certain countries in Asia and Latin America, these countries do not currently have a reimbursement infrastructure, and we do not anticipate that the commercialization of our CoStar stent in these markets will provide us with significant revenues.

We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to sell our product candidates on a profitable basis. In addition, third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenues would be adversely affected.

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

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the United States and abroad. Our principal competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. For example, Johnson & Johnson and Boston Scientific, two companies with far greater financial and marketing resources than we possess, have both developed, and are actively marketing, drug eluting stents which have been approved by the FDA. In addition, Medtronic Inc. recently announced that it received CE Mark approval for commercial sale of its Endeavor™ drug eluting coronary stent in European Community member countries. We may be unable to demonstrate that our CoStar stent offers any advantages over Johnson & Johnson’s CYPHER™ stent, Boston Scientific’s TAXUS™ Express2™ stent or Medtronic’s Endeavor™ stent. In addition, in August 2004, Boston Scientific announced that it had begun enrolling patients in a pivotal study to support commercialization of its new TAXUS™ Liberte™ coronary stent as a platform for its paclitaxel eluting coronary stent system. Boston Scientific has stated that the trial is designed to assess the safety and efficacy of a slow-release dose formulation for the treatment of coronary disease and that the TAXUS™ Liberte™ stent system is designed to further enhance deliverability and conformability, particularly in challenging lesions. Many other large companies, including Guidant Corporation and Abbott Laboratories, among others, are reportedly developing drug eluting stents. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

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

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third parties to assist with our pre-clinical development of product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates on a timely basis, if at all. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control. For instance, one of our competitors is a major supplier of the intravascular ultrasound, or IVUS, catheters used in our clinical trials to measure percent volume obstruction, or the volume of the lumen, or the inner channel of the artery through which blood flows, in the stent occupied by restenotic tissue. If the supply of IVUS catheters to our clinical trial sites is interrupted, our clinical trials may be delayed or terminated.

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

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products in major markets abroad.

We intend to market our products in international markets and recently began commercializing our CoStar stent in certain countries in Asia and Latin America. Although no regulatory approval is currently required to market our CoStar stent in these countries, we must obtain regulatory approvals to market our products in the European Community and many other foreign jurisdictions. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with a limited operating history. As of June 30, 2005, we had a deficit accumulated during the development stage of $68.1 million. We have incurred net losses in each year since our inception in 1999. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated significant product revenues and we do not expect to generate significant product revenues until we successfully obtain market approval for and begin selling our CoStar stent in the European Community, which we may not be able to do. We have financed our operations and internal growth primarily through private placements of equity securities and convertible promissory notes, as well as our initial public offering of our common stock. We have devoted substantially all of our efforts to research and development, including clinical trials.

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

We may need to raise substantial additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development;

•	scale up our manufacturing operations;

•	defend, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights; and

•	commercialize our product candidates in major markets, if any such product candidates receive regulatory approval for commercial sale.

We believe that our cash and cash equivalent balances, as well as the interest we earn on these balances and revenues from future limited product sales will be sufficient to meet our anticipated cash requirements through at least the first half of 2007. However, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the costs of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the cost and timing of completion of a commercial scale manufacturing facility;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	licensing technologies for future development;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We are highly dependent on our Chairman and Chief Executive Officer, Dr. Frank Litvack, our Chief Technology Officer, John F. Shanley, our Chief Operating Officer, Dr. Azin Parhizgar and our other officers. Due to the specialized knowledge each of our officers possesses with respect to interventional cardiology and our operations, the loss of service of any of our officers could delay or prevent the successful completion of our clinical trials and the commercialization of our CoStar stent. Each of our officers may terminate their employment without notice and without cause or good reason. We do not carry key person life insurance on our officers.

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

We expect to rapidly expand our operations and grow our research and development, product development and administrative operations. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational and financial resources. In particular, the commencement of our U.S. pivotal clinical trial has consumed a significant portion of management’s time and our financial resources, and we expect that our U.S. pivotal clinical trial will continue to consume a significant portion of management’s time and our financial resources, particularly if the FDA approves full enrollment in our U.S. pivotal clinical trial. To manage any further growth and to commercialize our CoStar stent in major markets, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

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

Our current distribution agreement with Biotronik AG provides for payments to us in euros. In addition, we have established a manufacturing facility in Ireland, for which we incur expenses, including rental payments and employee salaries, denominated in euros. Our contracts for conducting certain of our clinical trials in Europe are also denominated in euros. Accordingly, if the euro strengthens against the U.S. dollar, our expenses related to our foreign clinical trials and Ireland facilities will increase, and if the U.S. dollar strengthens against the euro, our payments from Biotronik, if any, will decrease.

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices. We may be subject to product liability claims if our stents cause, or merely appear to have caused, an injury. Claims may be made by consumers, healthcare providers, third-party strategic collaborators or others selling our products. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. In addition, if any of our product candidates are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

We are evaluating our internal control over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We are currently in the process of evaluating our current systems and processes and implementing new systems and processes and conducting the testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which we expect will initially apply to us as of December 31, 2005. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement, and we have instituted remediation efforts where necessary. However, we are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future. If we determine that we do not have adequate internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, and on the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of June 30, 2005, beneficially owned approximately 42.0% of our common stock. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of August 10, 2005, we had 33,571,283 outstanding shares of common stock. Of these shares, all of the 6,900,000 shares sold in our initial public offering were freely tradeable without restriction or further registration unless purchased by our affiliates. Of the remaining 26,671,283 shares of common stock outstanding as of August 10, 2005, 6,276,847 shares were immediately eligible for sale in the public market without restriction; 19,366,872 shares were eligible for sale in the public market under Rule 144 or Rule 701, subject to the volume, manner of sale and other limitations under those rules; and 1,027,564 shares will become eligible under Rule 144 for sale in the public market from time to time upon expiration of their respective holding periods.

Existing stockholders holding an aggregate of 21,755,792 shares of common stock, have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock, they can immediately sell those shares in the public market.

We have filed a registration statement covering 7,779,014 shares of common stock that are authorized for issuance under our stock option plans and employee stock purchase plan, which can be freely sold in the public market upon issuance, subject to restrictions on our affiliates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents as of June 30, 2005 included liquid money market accounts. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three-months ended June 30, 2005, there were no material developments in the litigation previously disclosed under Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005 and under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-119174), that was declared effective by the Securities and Exchange Commission on December 13, 2004, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-121224) on December 14, 2004, pursuant to which we and a selling stockholder sold all 6,900,000 shares of our common stock that were registered. We did not receive any portion of the $3.1 million in net proceeds received by the selling stockholder in the offering. Of the $78.1 million in net proceeds received by us in the offering, after deducting offering expenses and underwriting discounts and commissions:

•	approximately $17.9 million was used to fund ongoing operations, including the development of our products and our clinical trials and research programs, and for working capital and general corporate purposes; and

•	the remainder of the net proceeds from the offering, approximately $60.2 million, remains invested in liquid money market accounts.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 22, 2005. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter:

1. To elect the following two Class I directors to hold office until the 2008 Annual Meeting of Stockholders or until their successors are duly elected and have qualified:

Director Name	Shares Voted For	Voting Authority Withheld
John H. Freidman	19,838,767	752,889
Frank Litvack, M.D.	19,804,700	786,956

Our Class II directors, John F. Shanley and George M. Milne, Jr., Ph.D., will each continue to serve on our Board of Directors until our 2006 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class III directors, David

M. Clapper, David B. Musket and Carl Simpson, will each continue to serve on our Board of Directors until our 2007 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2. To ratify the selection of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending December 31, 2005:

For	Against	Abstain	Broker Non-Votes
20,573,378	11,178	7,100	0

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate.

10.36(4)	Executive Officer Cash Compensation Arrangements.

10.37(5)	2005 Bonus Plan.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(6)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(4)	Incorporated herein by reference to the information under the heading, “Item 1.01. Entry into a Material Definitive Agreement” in the Registrant’s Current Reports on Form 8-K (File No. 000-51066), filed with the SEC on January 25, 2005 and May 11, 2005.
(5)	Incorporated herein by reference to the information under the heading, “Item 1.01. Entry into a Material Definitive Agreement” in the Registrant’s Current Report on Form 8-K (File No. 000-51066), filed with the SEC on June 24, 2005.
(6)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOR MEDSYSTEMS, INC.

By:	/s/ MICHAEL BOENNIGHAUSEN
Michael Boennighausen Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Dated: August 12, 2005