Form 10-Q
period 2005-09-30
CONOR MEDSYSTEMS INC
filed 2005-11-14
CIK 1108271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The registrant had 33,672,487 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2005.

CONOR MEDSYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

Conor Medsystems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$97,142	$117,676
Accounts receivable	986	—
Inventories	1,541	53
Prepaid expenses and other current assets	1,125	1,039

Total current assets	100,794	118,768
Property and equipment, net	4,182	1,716
Restricted cash	172	170
Other assets	795	235

Total assets	$105,943	$120,889

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,301	$1,961
Accrued compensation	1,825	892
Accrued clinical development liabilities	1,009	729
Accrued legal expenses	1,795	12
Other accrued liabilities	1,066	422
Deferred rent	65	124
Liability for early exercise of stock options - current portion	105	107

Total current liabilities	9,166	4,247
Liability for early exercise of stock options	172	251

Commitments and contingencies (Notes 1 and 3)

Stockholders’ equity:
Common stock; $0.001 par value; 150,000 shares authorized at September 30, 2005 and December 31, 2004; 33,285 and 31,961 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	33	32
Additional paid-in-capital	196,901	186,269
Accumulated other comprehensive income/(loss)	122	(32)
Deferred stock compensation	(17,805)	(25,367)
Accumulated deficit	(82,646)	(44,511)

Total stockholders’ equity	96,605	116,391

Total liabilities and stockholders’ equity	$105,943	$120,889

See accompanying notes

Conor Medsystems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product sales	$1,045	$—	$1,369	$—
Cost of sales	2,303	—	3,144	—

Gross profit	(1,258)	—	(1,775)	—
Operating expenses:
Research and development (1)	7,722	4,620	21,828	11,877
General and administrative (1)	6,375	2,383	16,544	4,101

Total operating expenses	14,097	7,003	38,372	15,978

Loss from operations	(15,355)	(7,003)	(40,147)	(15,978)
Interest income	841	119	2,309	215
Other expense	(49)	—	(297)	—

Net loss	(14,563)	(6,884)	(38,135)	(15,763)
Accretion to redemption value of redeemable convertible preferred stock	—	(833)	—	(2,434)
Deemed dividend upon issuance of Series E convertible preferred stock	—	(23,435)	—	(23,435)

Net loss attributable to common stockholders	$(14,563)	$(31,152)	$(38,135)	$(41,632)

Basic and diluted net loss per share attributable to common stockholders	$(0.44)	$(8.22)	$(1.16)	$(11.29)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	33,170	3,789	32,903	3,687

(1) Includes non-cash stock-based compensation expense as follows:
Research and development	$1,536	578	$3,820	$931
General and administrative	1,756	1,501	5,317	1,868

Total	$3,292	$2,079	$9,137	$2,799

See accompanying notes

Conor Medsystems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(38,135)	$(15,763)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683	155
Amortization of deferred stock compensation	7,147	2,489
Loss on disposal of property and equipment	66	16
Stock compensation expense for consulting services	1,990	310
Accrued interest income on notes receivable	—	(5)
Forgiveness of officer loan receivable	—	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(87)	(602)
Accounts receivable	(1,028)	—
Inventories	(1,447)	—
Other assets	(560)	(151)
Accounts payable	1,374	588
Accrued compensation	944	89
Accrued clinical development liabilities	280	(74)
Other accrued liabilities	2,440	(157)
Deferred rent	(59)	22

Net cash used in operating activities	(26,392)	(12,972)

Cash flows from investing activities:
Transfers to restricted cash	(2)	(32)
Capital expenditures	(3,109)	(1,076)

Net cash used in investing activities	(3,111)	(1,108)

Financing activities:
Proceeds from issuance of common stock, including early exercise of stock options	8,977	334
Proceeds from issuance of redeemable convertible preferred stock, net	—	38,910

Net cash provided by financing activities	8,977	39,244

Effect of exchange rate changes on cash and cash equivalents	(8)	—

Net (decrease) increase in cash and cash equivalents	(20,534)	25,164
Cash and cash equivalents at beginning of period	117,676	22,389

Cash and cash equivalents at end of period	$97,142	$47,553

Supplemental schedule of noncash transactions
Accretion to redemption value of redeemable convertible preferred stock	$—	$2,434

Deferred stock compensation, net of terminations	$(723)	$26,561

Deemed dividend to redeemable convertible preferred stockholders	$—	$23,435

See accompanying notes

Conor Medsystems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Conor Medsystems, Inc. (the “Company”) was incorporated on October 25, 1999 and is developing innovative controlled vascular drug delivery technologies. Historically, the Company’s activities have consisted primarily of recruiting personnel, raising capital and performing product development. The Company was in the development stage through 2004. In 2005, the Company began commercializing its CoStar™ stent in certain countries in Asia and Latin America. Accordingly, the Company is no longer in the development stage as of September 30, 2005.

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

The unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005. Stockholders are encouraged to review the Company’s Annual Report on Form 10-K for a broader discussion of the Company’s business and the risks inherent therein.

Initial Public Offering

On December 14, 2004, the Company completed its initial public offering of 6,000,000 shares of its common stock at a public offering price of $13.00 per share. Net cash proceeds from the initial public offering were approximately $70.3 million after deducting underwriting discounts, commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of Series A, B, C, D and E redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 21,534,150 shares of common stock.

On January 7, 2005, the underwriters of the Company’s initial public offering exercised in full their over-allotment option to purchase 642,000 shares of the Company’s common stock. On January 7, 2005, the Company received net cash proceeds of approximately $7.7 million after deducting underwriting discounts, commissions and other offering expenses.

Risks and Uncertainties Related to Intellectual Property

The Company is aware of patents owned by third parties, to which it does not have licenses, which relate to, among other things, the use of paclitaxel to treat restenosis, stent structure, catheters used to deliver stents, stent manufacturing processes and composition of materials used on or with stents. For example, Boston Scientific Corporation owns a series of patents that claim the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent. In addition, Angiotech Pharmaceuticals, Inc. is the owner of a number of patents, and has licensed from the U.S. government a number of other patents, that also claim the use of paclitaxel coated stents to treat angiogenesis and restenosis. Boston Scientific, Johnson & Johnson, Guidant Corporation and other parties also own other patents that may have a material adverse affect on the Company. On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in the Hague, Netherlands seeking a declaration that the Company’s CoStar stent infringes Angiotech’s patent rights. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing the Company from commercializing its CoStar stent in many European countries and requiring the Company to pay damages. Also, on November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (Scimed) initiated legal proceedings against the Company in the District Court for the District of Delaware seeking a judgment that the Company’s CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents assigned to Boston Scientific. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing the Company from commercializing its CoStar stent in the United States and requiring the Company to pay damages. Based on the prolific litigation that has occurred in the stent industry and the fact that the Company may pose a competitive threat to other large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, the Company believes that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of the Company’s CoStar stent. Any lawsuit could seek to enjoin, or prevent, the Company from commercializing its CoStar stent and may seek damages from the Company, and would likely be expensive for the Company to defend against. The Company has also received letters from third parties, some of whom have been actively involved in coronary stent litigation, asserting that they may have rights to patents that are relevant to the Company’s operations or its stent platform and requesting the initiation of discussions. In the event a court determines that the Company infringes any valid claim in a patent held by a third party, the Company expects that such a determination would have a material adverse effect on its results of operations, financial condition and liquidity, and that the Company may, among other things, be required to pay substantial damages, cease the development, manufacture, use and sale of products that infringe the patent rights of others, including its CoStar stent, expend significant resources to redesign the Company’s technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible, discontinue manufacturing or other processes incorporating infringing technology, and/or obtain licenses to the infringed intellectual property. The Company believes that it is unlikely that it would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which it would compete directly. In addition, the Company’s competitors have significant resources to devote to litigation against the Company, and the Company may need to expend significant resources to defend against such litigation. The Company could require significant additional funds to bear the costs of this litigation, regardless of whether the Company prevails. The Company’s ability to continue to operate under its current operating plan could be impaired if such funds are not available. Since the Company’s costs in connection with any such litigation will vary greatly depending on the nature and timing of the litigation, it is not possible for the Company to estimate the effect of such costs on its financial condition and results of operations. Amounts, ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time.

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

Warranties

The Company warrants products shipped against defects in design, material and workmanship. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such estimated costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, anticipated rate of warranty returns and cost per return. The Company periodically assesses the adequacy of its recorded warranty liability and based upon the outcome of this assessment, records any changes in the estimated warranty liability. To date, the warranty expense that has been included in cost of goods sold, has not been material.

Inventories

Inventories are stated at the lower of cost (first in, first out) or market. The Company provides for excess and obsolete inventories based on estimated forecasts of demand. Inventories are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$472	$53
Work in progress	1,066	—
Finished goods	3	—

Total Inventory	$1,541	$53

Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees the right to purchase the Company’s common stock pursuant to stockholder approved stock option and employee stock purchase plans. The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

The Company estimates the fair value of its options and employee stock purchase plan shares using the Black-Scholes option pricing model, which is one of several methods that can be used to estimate option and share values. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.92%	3.40%	3.83%	3.25%
Volatility	0.7	0.7	0.7	0.7
Expected life	5 Years	5 Years	5 Years	5 Years

The fair value of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0%	N/A	0%	N/A
Risk-free interest rate	3.09%	N/A	3.09%	N/A
Volatility	0.7	N/A	0.7	N/A
Expected life	1.35 Years	N/A	1.35 Years	N/A

During 2003 and 2004, stock options were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation of $30.5 million was recorded during 2003 and 2004 in accordance with APB Opinion No. 25. The deferred stock compensation will be amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. The related stock-based compensation expense was $2.4 million and $2.0 million during the three months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, the related stock-based compensation expense was $7.1 million and $2.5 million, respectively.

The information regarding pro forma net loss as required by SFAS No. 123, as amended, has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan shares under the fair-value method. The table below illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders - as reported	$(14,563)	$(31,152)	$(38,135)	$(41,632)
Add: Stock-based employee compensation expense included in reported net loss	2,397	1,974	7,147	2,489
Deduct: Stock-based employee compensation expense determined under the fair value method	(3,176)	(2,097)	(8,601)	(2,680)

Net loss attributable to common stockholders - pro forma	$(15,342)	$(31,275)	$(39,589)	$(41,823)

Basic and diluted net loss per share attributable to common stockholders - as reported	$(0.44)	$(8.22)	$(1.16)	$(11.29)

Basic and diluted net loss per share attributable to common stockholders - pro forma	$(0.46)	$(8.25)	$(1.20)	$(11.34)

Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement as the underlying options vest.

The following table illustrates the weighted-average assumptions for the Black-Scholes option pricing model used in determining the fair value of options granted to non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.16%	4.34%	4.04%	4.34%
Volatility	0.7	0.7	0.7	0.7
Contractual term	8 years	10 years	9 years	10 years

Recent Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS No. 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options.

Under SFAS No. 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS No. 123R as well as option valuation methodologies related to its employee and director stock options and employee stock purchase plan. Although the Company has not yet determined the method of adoption or the effect of adopting SFAS

No. 123R, it is expected that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under SFAS No. 154, the Company must record the impact of a change in accounting principle retrospectively to financial statements of prior periods. Previously, the guidance allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. SFAS No. 154 is effective for the Company beginning January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Historical
Numerator:
Net loss attributable to common stockholders	$(14,563)	$(31,152)	$(38,135)	$(41,632)

Denominator:
Weighted-average common shares outstanding	33,569	4,064	33,341	3,899
Less weighted average shares subject to repurchase	(399)	(275)	(439)	(212)

Denominator for basic and diluted net loss per share attributable to common stockholders	33,170	3,789	32,902	3,687

Basic and diluted net loss per share attributable to common stockholders	$(0.44)	$(8.22)	$(1.16)	$(11.29)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:
Redeemable convertible preferred stock	—	21,445	—	21,445
Common shares subject to repurchase	371	411	371	411
Options to purchase common stock	5,901	4,782	5,901	4,782
Warrants to purchase common and preferred stock	—	590	—	590

	6,272	27,228	6,272	27,228

3. Commitments and Contingencies

Operating Leases

The Company leases certain real and personal property under noncancelable operating leases. Future minimum payments under these leases as of September 30, 2005 were as follows (in thousands):

Years ending December 31,
2005 (remainder of year)	$295
2006	1,077
2007	981
2008	808
2009	346
Thereafter	1,796

$5,303

In addition to these minimum lease payments, the Company is required to pay its share of operating expenses related to property taxes, insurance and routine maintenance in connection with its facility leases. Rent expense under the operating leases was approximately $0.2 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $0.7 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Legal Contingencies

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in the Hague, Netherlands, seeking: a declaration that the Company’s CoStar stent infringes European Patent No. (EP) 0 706 376 B1 in the Netherlands and other countries designated in EP 0 706 376 B1; an order that the Company and its affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that the Company not use its CE marketing approval, if obtained by the Company, for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring the Company to withdraw all information and documentation concerning the clinical trials the Company has conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring the Company to pay 2,460 euros per sale of its CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that the Company does not comply; an order that the Company indemnify Boston Scientific and Angiotech or surrender its profit on sales of its CoStar stent in countries covered by EP 0 706 376 B1; and an order that the Company pay the costs of the proceedings. A scheduling hearing has been set for April 2006. A trial date for these proceedings has not yet been set. The Company is unable to predict the outcome of these proceedings.

On February 18, 2005, the Company initiated proceedings against Angiotech and the University of British Columbia in the High Court of Justice in the United Kingdom requesting that the court invalidate EP 0 706 376 B1 based on the grounds that all claims of the patent either lack novelty or are obvious in light of the state of scientific knowledge at the priority date of the patent. The trial began on October 4, 2005, and the High Court of Justice is expected to hear the parties’ closing arguments in mid December 2005. The Company anticipates that the High Court of Justice will deliver its decision in early 2006. The Company is unable to predict the outcome of these proceedings.

On March 31, 2005, the Company filed an Application to Revoke Australian Patent Nos. 728873, 771815 and 693797 owned by Angiotech and University of British Columbia in the Federal Court of Australia (Victoria District Registry), on the bases, among others, that the patents are invalid in light of the state of scientific knowledge as of the priority date of the patents and that they are not enabled for the claimed subject matter. A trial date for these proceedings has been set for June 5, 2006. The Company is unable to predict the outcome of these proceedings.

4. Subsequent Events

On October 14, 2005, the Company adopted a Change of Control Severance Benefit Plan for the benefit of all non-executive employees. Pursuant to the Change of Control Severance Benefit Plan, if one month prior to or within thirteen months after the effective date of a change of control of the Company, the employee is terminated without cause or the employee is constructively terminated, the employee is entitled to, subject to certain conditions, (1) receive a severance payment, (2) continuation of benefits for three months and (3) full acceleration of option vesting.

On November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (Scimed) initiated legal proceedings against the Company in the District Court for the District of Delaware seeking a judgment that the Company’s CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents assigned to Boston Scientific. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing the Company from commercializing its CoStar stent in the United States and requiring the Company to pay damages. The Company is unable to predict the outcome of these proceedings.

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

Overview

We develop innovative controlled vascular drug delivery technologies. We have initially focused on the development of drug eluting stents to treat coronary artery disease. Our clinical efforts are currently focused on the commercialization of our CoStar™ stent, which is a cobalt chromium paclitaxel eluting stent, for the treatment of restenosis.

Historically, we have devoted substantially all of our resources to developing our stent platform, raising capital and preparing for the commercialization of our CoStar stent. We have pursued a clinical development strategy of using our stents to demonstrate that the drug inlay design of our stents permits us to control drug release kinetics, to establish the safety of our stent design, to demonstrate that drug release kinetics can have a direct impact on clinical outcomes and to establish the basis for regulatory approval of our CoStar stent in the United States and Europe.

In early 2003, we initiated our PISCES study to evaluate the safety and performance of paclitaxel delivered with different release kinetics and doses using our stainless steel stent. We completed enrollment of 191 patients in late 2003 and announced twelve-month follow-up data in March 2005. The most favorable formulations from our PISCES study are the focus of our subsequent EuroSTAR and COSTAR I trials, as well as our U.S. pivotal clinical trial, which are designed to evaluate our CoStar stent. The COSTAR I trial began in late 2003. During 2004 and 2005, we presented four- and twelve-month follow-up data for all three formulation groups in our COSTAR I trial. The EuroSTAR trial began in early 2004. In March 2005, we announced six-month follow-up data from the first arm of our EuroSTAR trial, and

May 2005, we announced twelve-month follow-up data from the first arm of our EuroSTAR trial. In October 2005, we announced six-month follow-up data from the second arm of our EuroSTAR trial. The EuroSTAR trial served as our pivotal trial to support our submission in the first quarter of 2005 of an application to a designated Notified Body in the European Community, which is one of the steps we must undertake prior to marketing our CoStar stent in the European Community. In March 2005, we received conditional approval of our investigational device exemption, or IDE, application from the FDA to permit the commencement of our U.S. pivotal clinical trial, COSTAR II, which is designed to evaluate our CoStar stent against a conventional drug eluting stent. In May 2005, we announced that the first patient had been enrolled in our COSTAR II trial. We have not yet received any government regulatory approvals necessary to commercialize our CoStar stent. If our clinical trials proceed as scheduled and the outcomes of these clinical trials are favorable, we anticipate receiving regulatory approval for our CoStar stent in the European Community in late 2005 or early 2006 and in the United States in late 2007. We could be delayed by adverse results or regulatory complications, and we may never achieve regulatory approval.

If we obtain the necessary regulatory approval, we plan to pursue commercialization of our CoStar stent in the United States with our own sales force and internationally through distribution arrangements. We entered into an agreement with Biotronik AG in May 2004 to distribute our CoStar stent in countries outside of the United States, Japan, Australia, New Zealand and Korea and certain other countries. In July 2004, we entered into an agreement with Interventional Technologies, Pvt., Ltd., or IVT, to distribute our UniStar™ cobalt chromium bare-metal stent and our CoStar stent in India, Pakistan, Bangladesh, Sri Lanka, Kenya and Tanzania. In November 2004, we entered into agreements with affiliates of St. Jude Medical, Inc. to distribute our UniStar stent and CoStar stent in Japan, Korea, New Zealand and Australia. A decision to seek regulatory approval of, or to sell, our CoStar stent has not yet been made in respect to all of these countries. In the first half of 2005, we began selling commercial units of our CoStar stent in certain countries in Asia and Latin America pursuant to our distribution agreements. We do not expect sales of our CoStar stent in these countries to be significant during 2005, and we do not expect to generate any revenues from sales of our UniStar stent. No regulatory approval is currently required to market our CoStar stent in the countries in which we are currently commercializing our CoStar stent. However, the Indian Ministry of Health has indicated that it will adopt a regulatory framework for medical devices in India. While Indian Ministry of Health officials continue to debate the framework to be adopted, our distributor’s ability to commercialize our CoStar stent in India has been limited. We believe that receiving CE Mark for the CoStar stent may reduce these limitations. However, if we are required to obtain some form of license or regulatory approval in addition to CE Mark from Indian regulatory agencies, our distributor’s ability to commercialize in India may be limited until such license or regulatory approval is obtained. We have established manufacturing capacity in Athlone, Ireland to manufacture commercial quantities of our CoStar stent, initially for sale outside of the United States, and we are currently in the process of preparing the facility for our planned commercial launch in the European Community.

We were incorporated in Delaware in October 1999 and have a limited operating history. To date, we have not generated significant revenues, and we have incurred net losses in each year since our inception. We anticipate that we will continue to incur net losses for the next several years as we develop new products, expand our clinical development team and corporate infrastructure and prepare for the potential broader commercialization of our CoStar stent. We have financed our operations primarily through private placements of preferred stock and convertible promissory notes, as well as through our initial public offering of our common stock. In July and August 2004, we raised aggregate net cash proceeds of $38.9 million in a private placement of 6,711,431 shares of our Series E convertible preferred stock. In December 2004 and January 2005, we raised net cash proceeds of $78.1 million, after deducting underwriting discounts, commissions, and other offering expenses, in our initial public offering of our common stock.

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

Research and Development Expenses

Our research and development expenses primarily consist of clinical and regulatory expenses, including pre-clinical and clinical trial costs and the cost of manufacturing clinical supplies. Research and development costs also consist of employee compensation, supplies and materials, consultant services, facilities, and non-cash stock-based compensation. We expense research and development costs as they are incurred. We expect our research and development expenses to increase significantly as we complete the development of our CoStar stent, research new product opportunities, conduct additional clinical trials and hire additional employees. We anticipate that the cost of completing our EuroSTAR trial will be approximately $1.0 million. If our COSTAR II trial proceeds as currently planned, we anticipate that it will cost at least $15.0 million to complete. In addition, we plan to conduct additional clinical trials using our CoStar stent as well as other drug eluting stents that we are currently developing.

General and Administrative Expenses

Our general and administrative expenses consist primarily of compensation for executive, finance and administrative personnel and non-cash stock-based compensation. Other significant costs include professional fees for accounting and legal services, including legal services associated with our efforts to obtain and maintain protection for the intellectual property related to our stent technology. We expect our general and administrative expenses to increase substantially due to the costs associated with operating as a publicly-traded company, costs associated with defending patent infringement claims asserted against us and the costs associated with the infrastructure necessary to support the commercialization of our product candidates.

Results of Operations

Three and Nine Months Ended September 30, 2005 and 2004

Revenues

Revenues from product sales were $1.0 million and $0 for the three months ended September 30, 2005 and 2004, respectively. Revenues from product sales were $1.4 million and $0 for the nine months ended September 30, 2005 and 2004, respectively. Product sales in 2005 were the result of shipments of our CoStar stent to our distributors. We have not generated any revenues from the sale of our UniStar stent, and prior to February 2005, we had not generated any revenues from the sale of our CoStar stent.

Cost of Sales

Cost of sales was $2.3 million and $0 for the three months ended September 30, 2005 and 2004, respectively. Cost of sales was $3.1 million and $0 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, we began production of our CoStar stent for commercial sale. The cost of sales for the three and nine months ended September 30, 2005 is representative of the production costs and variances associated with the early commercialization of our CoStar stent. The cost of sales for the three months or nine months ended September 30, 2005 is not necessarily indicative of production costs in future periods. Prior to February 2005, we had no product shipments and no associated cost of sales.

Research and Development Expenses

Research and development expenses were $7.7 million and $4.6 million for the three months ended September 30, 2005 and 2004, respectively. The $3.1 million increase was primarily due to $1.7 million of higher payroll and related expenses as we increased research and development personnel, an increase of $0.8 million in non-cash non-employee stock-based compensation expenses, and higher clinical trial expenses of $0.3 million for such items as supplies, tooling, consulting and outside services.

Research and development expenses were $21.8 million and $11.9 million for the nine months ended September 30, 2005 and 2004, respectively. The $9.9 million increase was primarily due to $5.0 million of higher payroll and related expenses as we increased research and development personnel, higher clinical trial expenses of $1.9 million for such items as supplies, tooling, consulting and outside services, an increase of $1.5 million in non-cash non-employee stock-based compensation expenses, and an increase of $1.4 million in non-cash employee stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses were $6.4 million and $2.4 million for the three months ended September 30, 2005 and 2004, respectively. The $4.0 million increase was primarily due to $2.1 million of higher expenses related to professional services for legal, audit and other consulting services, an increase of $0.7 million in trade show, promotional, franchise tax and other expenses and $0.6 million of higher payroll and related expenses as we increased management and administrative personnel.

General and administrative expenses were $16.5 million and $4.1 million for the nine months ended September 30, 2005 and 2004, respectively. The $12.4 million increase was primarily due to $5.2 million of higher expenses related to professional services for legal, audit and other consulting services, an increase of $3.3 million in non-cash employee stock-based compensation expenses, $1.7 million of higher payroll and related expenses as we increased management and administrative personnel and an increase of $1.5 million in trade show, promotional, franchise tax and other expenses.

Interest Income

Interest income was $0.8 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively, and $2.3 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively. The increases in both periods were primarily due to higher cash balances resulting from our initial public offering of common stock and higher yields on our investments.

Other Expense

Other expense was $49,000 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $0.3 million and $0 for the nine months ended September 30, 2005 and 2004, respectively. The increases in both periods were due to the currency translation adjustments when translating intercompany balances from the euro to the U.S. dollar.

Liquidity and Capital Resources

We have incurred losses since our inception in October 1999, and, as of September 30, 2005, we had an accumulated deficit of $82.6 million. We have funded our operations to date principally from proceeds from our initial public offering of common stock in December 2004 and private placements of equity securities and convertible promissory notes, raising aggregate net proceeds of $162.7 million through September 30, 2005.

As of September 30, 2005, we did not have any outstanding or available debt financing arrangements, we had working capital of $91.6 million and our primary source of liquidity was $97.1 million in cash and cash equivalents. Pending their ultimate use, we currently invest our available funds in liquid money market accounts.

Net Cash Used in Operating Activities

Net cash used in operating activities was $26.4 million during the nine months ended September 30, 2005. The net cash used during the nine months ended September 30, 2005 primarily reflected the net loss of $38.1 million, partially reduced by stock-based compensation of $9.1 million, increased accrued liabilities for legal expenses of $1.8 million, increased inventories of $1.4 million, net changes in other operating assets and liabilities of $1.2 million, depreciation of $0.7 million and increased clinical development liabilities of $0.3 million.

Net cash used in operating activities was $13.0 million during the nine months ended September 30, 2004. The net cash used during the nine months ended September 30, 2004 primarily reflected the net loss of $15.8 million, partially reduced by stock-based compensation of $2.8 million, depreciation of $0.2 million and net changes in operating assets and liabilities of $0.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $3.1 million for the nine months ended September 30, 2005, from $1.1 million for the nine months ended September 30, 2004, primarily as a result of increased purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2005 was $9.0 million, primarily due to the net proceeds we received from the sale and issuance of shares of our common stock upon the exercise of the over-allotment option by the underwriters of our initial public offering in January 2005. Net cash provided by financing activities for the nine months ended September 30, 2004 was $39.2 million, primarily due to the net proceeds we received from the sale and issuance of our Series E convertible preferred stock.

Operating Capital and Capital Expenditure Requirements

As of September 30, 2005, we had not recognized a significant amount of revenue from commercial product sales and we had not achieved profitability. We anticipate that we will continue to incur net losses for the next several years as we develop new products, expand our clinical development team and corporate infrastructure and prepare for the potential broader commercialization of our CoStar stent. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues or raise additional capital to achieve profitability.

We do not expect to generate significant product sales until we successfully obtain marketing approval for and begin selling our CoStar stent in the European Community. We believe that our cash and cash equivalent balances as well as the interest we earn on these balances and revenues from future product sales will be sufficient to meet our anticipated cash requirements through at least the first half of 2007. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to liquidate some or all of our assets or reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

We anticipate spending at least $16.0 million over the next two years for clinical trials to obtain regulatory approvals of our CoStar stent. We estimate that the development of any new product candidates will cost between $15.0 million and $25.0 million per product candidate and will take up to four years to complete. We expect to fund the development of potential product candidates with our existing cash and cash equivalent balances or with cash received from sales of our securities.

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

Because of the numerous risks and uncertainties associated with the development of drug eluting stents, such as our CoStar stent, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the costs of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the costs of building commercial scale manufacturing capabilities;

•	the costs and timing of regulatory approvals;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	licensing technologies for future development;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands seeking a declaration that our CoStar stent infringes Angiotech’s patent rights. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing us from commercializing our CoStar stent in many European countries and requiring us to pay damages. Also, on November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (Scimed) initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents assigned to Boston Scientific. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing us from commercializing our CoStar stent in the United States and requiring us to pay damages. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, we believe that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of our CoStar stent. A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Johnson & Johnson, Boston Scientific and Guidant Corporation. Several of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. We have also received letters from third parties, some of whom have been actively involved in coronary stent litigation, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. A court may determine that these patents are valid and infringed by us. A finding that we infringe any valid claim in a patent held by a third party would have a material adverse effect on our results of operations, financial condition and liquidity, and we may, among other things, be required to:

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

An award of damages against us would adversely affect our results of operations and liquidity, and any delays or restrictions with respect to our commercialization plans resulting from such litigation would adversely affect our ability to generate revenues. In addition, our competitors have significant resources to devote to litigation against us, and we may need to expend significant resources to defend such litigation. We could require significant additional funds to bear the costs of this litigation, regardless of whether we prevail. Our ability to continue to operate under our current operating plan could be impaired if such funds are not available. Since our costs in connection with any such litigation will vary greatly depending on the nature and timing of the litigation, it is not possible to estimate the effect of any such costs on our financial condition and results of operations. Amounts ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$5,303	$1,120	$1,952	$663	$1,568

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to the lease for our headquarters in Menlo Park, California and for our facility in Athlone, Ireland.

In February 2005, we entered into a ten-year operating lease, which has an option for an additional ten years, for manufacturing facilities in Athlone, Ireland. Total future minimum lease payments are $3.3 million. The lease payments for our facilities in Ireland are denominated in euros and have been converted into U.S. dollars using the exchange rate in effect as of September 30, 2005.

In March 2005, we entered into an amendment of the lease agreement for our current headquarters in Menlo Park, California. The amendment provides for an additional 26,000 square feet of space in a building adjacent to our current headquarters and extends the term of our lease for an additional year to August 2008. Total future minimum lease payments are $2.0 million.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS No. 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123R such that we are now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options.

Under SFAS No. 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS No. 123R as well as option valuation methodologies related to its employee and director stock options and employee stock purchase plan. Although we have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, it is expected that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under SFAS No. 154, we must record the impact of a change in accounting principle retrospectively to financial statements of prior periods. Previously, the guidance allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. SFAS No. 154 is effective for us beginning January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

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

There are numerous U.S. and foreign issued patents and pending patent applications owned by third parties with patent claims in areas that are the focus of our product development efforts. We are aware of patents owned by third parties, to which we do not have licenses that relate to, among other things:

•	use of paclitaxel (in general or on a stent) to treat restenosis;

•	stent structure;

•	catheters used to deliver stents;

•	composition of materials used on or with stents; and

•	stent manufacturing processes.

A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific Corporation, Johnson & Johnson and Guidant Corporation. Several of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands seeking a declaration that our CoStar stent infringes European Patent No. 0 706 376 B1, one of the Hunter patents owned by Angiotech and licensed to Boston Scientific. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing us from commercializing our CoStar stent in many European countries and requiring us to pay damages. Also, on November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (Scimed) initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents assigned to Boston Scientific. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing us from commercializing our CoStar stent in the United States and requiring us to pay damages. We are unable to predict the outcome of these legal proceedings. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to other large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, we believe that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of our CoStar stent based on one or more of these or other patents. We have also received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. A court may determine that these patents are valid and infringed by us. For a description of patents that we consider to pose a material litigation risk to us, see the discussion under the caption “Business-Patents and Proprietary Rights-Third-Party Patent Rights” in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005. There may be patents in addition to those described under that caption that relate to aspects of our technology and that may materially and adversely affect our business. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that pose a material risk to us.

The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. Some of the companies in these markets, such as Boston Scientific, Johnson & Johnson and Guidant, have been able to capture significant market share by introducing new technologies. These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and potential new entrants into the market. All of the major companies in the stent and related markets, including Boston Scientific, Johnson & Johnson, Guidant and Medtronic Inc., have been repeatedly involved in patent litigation relating to stents since at least 1997. Ongoing patent litigation includes litigation between Boston Scientific and Johnson & Johnson relating to Boston Scientific’s drug eluting stent and Johnson & Johnson’s drug eluting stent. Each company is claiming that the other company infringes its intellectual property. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies, especially Boston Scientific and others against which we would compete directly, have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our CoStar stent and as indicated above, Angiotech and Boston Scientific have initiated legal proceedings in the Netherlands against us seeking to prevent us from commercializing our CoStar stent in certain European countries, and Boston Scientific and Boston Scientific Scimed have initiated legal proceedings in Delaware against us seeking to prevent us from commercializing our CoStar stent in the United States. Boston Scientific also owns a series of patents, known as the “Kunz” patents, which cover the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent. It is possible that Boston Scientific could assert a patent infringement claim against us based on these patents.

Angiotech is the owner of a number of patents, sometimes referred to as the “Hunter” patents, and has licensed from the U.S. government a number of other patents, sometimes referred to as the “Kinsella” patents, that also claim the use of paclitaxel coated stents to treat angiogenesis and restenosis. Angiotech granted an exclusive license to Boston Scientific under these patents in the coronary vascular field of use. The legal proceedings initiated by Angiotech and Boston Scientific against us in the Netherlands allege that the CoStar stent infringes one of the Hunter patents.

Boston Scientific owns other patents that may have a material adverse affect on us. These include the “Jang” stent structure patents, including patents with claims covering a stent with a plurality of cavities which are micro-holes or micro-slits which act as reservoirs for a substance and claims covering an expandable stent having expansion columns and connecting strut columns. The legal proceedings initiated by Boston Scientific and Boston Scientific Scimed against us in Delaware allege that our CoStar stent infringes one of the Jang patents.

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

While our products are in clinical trials, and prior to commercialization, we believe that our activities in the United States related to the submission of data to the FDA fall within the scope of the exemptions that cover activities related to developing information for submission to the FDA and fall under general investigational use or similar laws in other countries. However, the U.S. exemptions may not cover our stent manufacturing or other activities in the United States if those activities are not also reasonably related to developing information for submission to the FDA.

Whether we would, upon commercialization, infringe any patent claim will not be known with certainty unless and until a court interprets the patent claim in the context of litigation. If an infringement allegation is made against us, we may seek to invalidate the asserted patent claim and/or to allege non-infringement of the asserted patent claim. In Europe, individual country laws control the standard for patent invalidation, and the burden of proof to invalidate a particular claim can vary among countries. In order for us to invalidate a U.S. patent claim, we would need to rebut the presumption of validity afforded to issued patents in the United States with clear and convincing evidence of invalidity, which is a high burden of proof. In February 2005, we initiated legal proceedings in the High Court of Justice in the United Kingdom requesting that the court invalidate EP 0 706 376 B1, which is one of the Hunter patents owned by Angiotech and licensed to Boston Scientific that is the subject of the legal proceedings asserted against us in the Netherlands. The trial began on October 4, 2005, and the High Court of Justice is expected to hear the parties’ closing arguments in mid December 2005. We anticipate that the High Court of Justice will deliver its decision in early 2006. We are unable to predict the outcome of these proceedings.

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

Any development or acquisition of non-infringing products or technology or licenses could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we are required to, but cannot, obtain a license to valid patent rights held by a third party, we would likely be prevented from commercializing the relevant product. We believe that it is unlikely that we would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which we would compete directly. This would include, for example, a license to the Jang, Kunz, Hunter or Kinsella patents. If we need to redesign products to avoid third-party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to the redesigned product and, ultimately, in obtaining approval.

In addition, some of our agreements, including our distribution agreements with Biotronik AG and the St. Jude Medical affiliates and our supply agreements for laser-cut stents and catheters, require us to indemnify the other party in certain circumstances where our products have been found to infringe a patent or other proprietary rights of others. An indemnification claim against us may require us to pay substantial sums to our supplier or distributors, including its attorneys’ fees.

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

There has been substantial litigation and other proceedings regarding patent and intellectual property rights in the medical device industry generally and the drug eluting stent industry in particular. We are currently defending, and may in the future be forced to defend, claims of infringement brought by our competitors and others, and we may institute litigation against others who we believe are infringing our intellectual property rights. The outcome of patent litigation is subject to substantial uncertainties, especially in medical device-related patent cases that may, for example, turn on the interpretation of claim language by the court which may not be to our advantage, and also the testimony of experts as to technical facts upon which experts may reasonably disagree. Our involvement in intellectual property litigation could result in significant expense. Some of our competitors, such as Boston Scientific, Johnson & Johnson and Guidant, have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from bringing our CoStar stent to market and achieving market acceptance. We, on the other hand, are a company with comparatively few resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.

If third parties file patent applications or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent Office or in other proceedings outside the United States, including oppositions, to determine priority of invention or patentability. For example, we have filed an application seeking to provoke an interference with a patent owned by MicroCHIPS, Inc. with claims directed to an implantable stent having reservoirs and a system for releasing drugs contained in the reservoirs, as the priority date of the MicroCHIPS patent is after the priority date of our patent. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings.

Risks Related to Our Business

We will depend heavily on the success of our lead product candidate, our CoStar stent. If we are unable to commercialize our CoStar stent in major markets or experience significant delays in doing so, our ability to generate revenue will be significantly delayed and our business will be harmed.

We have invested all of our product development time and resources in our drug eluting stent technology, which we have commercialized initially in the form of our CoStar stent in certain countries in Asia and Latin America. We do not anticipate that the commercialization of our CoStar stent in these countries will provide us with significant revenues. We anticipate that in the near term our ability to generate meaningful revenues will depend solely on the receipt of regulatory approval and successful commercialization of our CoStar stent in major markets. If we are not successful in the completion of clinical trials for the approval and commercialization of our CoStar stent, we may never generate any meaningful revenues and may be forced to cease operations. Although we are investigating the potential applicability of our stent technology to the treatment of an acute myocardial infarction, or AMI, we do not expect to seek regulatory approval of this product candidate for many years, if at all.

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

We do not have the necessary regulatory approvals to market our CoStar stent or any other product in the United States or in any foreign market. The regulatory approval process for our CoStar stent involves, among other things, successfully completing clinical trials and obtaining FDA approval of a premarket approval application, or PMA, and obtaining equivalent foreign market approvals, including taking the steps necessary for our CoStar stent to bear CE marking in the European Community. We cannot assure you that we will obtain the necessary regulatory approvals to market our CoStar stent in the United States or abroad. No regulatory approval is currently required to market our CoStar stent in the countries in which we are currently commercializing our CoStar stent. However, the Indian Ministry of Health has indicated that it will adopt a regulatory framework for medical devices in India. While Indian Ministry of Health officials continue to debate the framework to be adopted, our distributor’s ability to commercialize the CoStar stent in India has been limited. We believe that receiving CE Mark for the CoStar stent may reduce these limitations. However, if we are required to obtain some form of license or regulatory approval in addition to CE Mark from Indian regulatory agencies, our distributor’s ability to commercialize in India may be limited until such license or regulatory approval is obtained.

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

If our pre-clinical tests or clinical trials for our CoStar stent or other product candidates do not meet safety or efficacy endpoints, our ability to commercialize our CoStar stent or other product candidates and our financial position will be substantially impaired.

Before marketing our CoStar stent or any other product candidate, we must successfully complete pre-clinical studies and clinical trials that demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical testing, is a long, expensive and uncertain process and is subject to delays. It may take us several years to complete our testing, if at all, and a clinical trial may fail at any stage. If our pre-clinical studies and clinical trials fail to demonstrate that our product candidates are safe and effective, our ability to commercialize our product candidates will be substantially impaired.

We have designed the protocol of our U.S. pivotal clinical trial for our CoStar stent based in part on prior clinical trials that used different stents. The results of these prior clinical trials may not be indicative of the clinical results we would obtain for our U.S. pivotal clinical trial.

Our clinical efforts are currently focused on the commercialization of our CoStar stent, which is a cobalt chromium, paclitaxel eluting stent. We have only limited clinical data on our CoStar stent, which we derived from the EuroSTAR and COSTAR I trials. Our other prior clinical trials used either a bare metal stainless steel stent or a stainless steel, paclitaxel eluting stent. In addition to using a different metal than used in our CoStar stent, the stainless steel stent had slightly different dimensions than our CoStar stent. We have designed the protocol, including the dosage formulations, for our U.S. pivotal clinical trial based on the results of these prior clinical trials. This trial has been designed in large part based on the results of our PISCES study, which used a stainless steel, paclitaxel eluting form of our stent technology, as well as on the results of our COSTAR I and EuroSTAR trials.

The results of these prior trials may not be indicative of the behavior of, and therefore the clinical results we will obtain with, our CoStar stent in our U.S. pivotal clinical trial. If results at least as favorable as the results observed in our prior trials are not observed in our U.S. pivotal clinical trial, our commercialization efforts will be delayed or halted and our business may be harmed.

The clinical results we have reported to date may not be indicative of future clinical results.

The clinical results that we have reported to date are limited to four- and twelve-month follow-up data from our PISCES study, six- and twelve-month follow-up data from the first arm of our EuroSTAR trial, six-month follow-up data from the second arm of our EuroSTAR trial and four- and twelve-month follow-up data from our COSTAR I trial. Our U.S. pivotal clinical trial, COSTAR II, will require at least eight-month follow-up data. While the stainless steel, paclitaxel eluting stent has shown favorable results after twelve months in our PISCES study and our CoStar stent has shown favorable results after twelve months in our COSTAR I trial and in the first arm of our EuroSTAR trial, it is possible that the long-term results we obtain with our CoStar stent in our U.S. pivotal clinical trial may not show similar effectiveness. In addition, any pre-clinical or clinical tests may fail to produce results satisfactory to the FDA or foreign regulatory authorities.

Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, place a clinical trial on hold, or do not permit us to expand the enrollment of a clinical trial;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;

•	clinical trial sites decide not to participate or cease participation in a clinical trial;

•	clinical trial sites determine not to use or cease using the control stent;

•	patients experience adverse side effects or events related to our products;

•	patients die during a clinical trial for a variety of reasons, including the advanced stage of their disease and medical problems, which may not be related to our product candidates;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

•	third-party suppliers fail to provide us with critical components, including stent delivery catheters, cobalt chromium tubing and precision laser-cut stents, which conform to design and performance specifications;

•	the failure of our manufacturing process to produce finished products which conform to design and performance specifications;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical trial are inconclusive or negative;

•	pre-clinical or clinical data is interpreted by third parties in different ways; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.

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

Our clinical trial costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel the entire program.

Problems with the stent to be used in the control group could adversely affect our U.S. pivotal clinical trial for our CoStar stent.

Our U.S. pivotal clinical trial of our CoStar stent could be significantly delayed or harmed if we experience problems with the stent to be used in the control group for this trial. We plan to use Boston Scientific’s TAXUS™ Express2™ stent as the control stent in our U.S. pivotal clinical trial. In July 2004, Boston Scientific announced the recall of approximately 85,000 TAXUS™ Express2™ stent systems and approximately 11,000 Express2™ stent systems due to characteristics in the delivery catheters that have the potential to impede balloon deflation during a coronary angioplasty procedure. In August 2004, Boston Scientific announced that it would recall an additional 3,000 TAXUS™ Express2™ stents. If during the enrollment and treatment period for our U.S. pivotal clinical trial, there is a recall of the control stent or the control stent is removed from the market, our trial would likely be substantially delayed. In addition, if certain sites decide not to participate or to cease participation in the trial because of a determination not to use the control stent, our U.S. pivotal clinical trial may be delayed. The FDA could also require us to redesign the trial based on an alternative control stent. Any significant delay or redesign would significantly delay and potentially impair our ability to commercialize our CoStar stent in the U.S.

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

We depend on single source suppliers for our CoStar stent components and the manufacturing components used in our CoStar stent. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of our CoStar stent.

We rely on third parties to supply us with the critical components used in our CoStar stent. Phytogen International LLC, which had been our sole supplier of paclitaxel, is operating under Canadian bankruptcy protection. If we are unable to obtain paclitaxel from Phytogen as a result of the bankruptcy proceedings, or for any other reason, or if Phytogen’s supplies do not meet quality or other specifications, the commercialization of our CoStar stent could be prevented or delayed. We have obtained paclitaxel from another qualified supplier, but we have not yet used it for commercial production. If we obtain market approval for our CoStar stent, we anticipate that we will require substantially larger quantities of paclitaxel. Our suppliers my not provide us with sufficient quantities of paclitaxel that meet quality and other specifications, and we may not be able to locate alternative suppliers of paclitaxel in a timely manner or on commercially reasonable terms, if at all.

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

We have limited manufacturing resources and experience, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We currently manufacture our CoStar stent for research and development purposes at our manufacturing facility in Menlo Park, California, and for commercial sale at our manufacturing facility in Athlone, Ireland. If there were a disruption to our existing manufacturing facilities, we would have no other means of manufacturing our CoStar stent until we were able to restore the manufacturing capability at our current facilities or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our CoStar stent for use in our current and planned clinical trials or for commercialization, or if our manufacturing process yields substandard stents, our development and commercialization efforts would be delayed.

In order to produce our CoStar stent in the quantities that we anticipate will be required to meet our distributors’ forecasts, we have increased, or “scaled up,” the production process by a significant factor over the previous level of production. If the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline. In addition, if we obtain regulatory approval for our CoStar stent and are unable to manufacture sufficient quantities of our CoStar stent to meet market demand, our revenues, business and financial prospects would be adversely affected.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or the development of, manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. While our manufacturing facility in Ireland has received the requisite foreign regulatory approval, the FDA must also approve the facilities that manufacture our products for U.S. commercial purposes, as well as the manufacturing processes and specifications for the product. Suppliers of components of, and products used to manufacture, our products must also comply with FDA and foreign regulatory requirements, which often require significant time, money and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If we or our suppliers do not achieve required regulatory approval for our manufacturing operations, our commercialization efforts could be delayed, which would harm our business and our results of operations. In addition, from time to time, suppliers are required to provide information to, and answer questions of, the regulatory authorities. If our suppliers are unable to satisfactorily respond to the regulatory authorities’ requests for information, we may experience delays in obtaining, or may not obtain, regulatory approvals for our product candidates.

Quality issues in our manufacturing processes could delay our clinical trials and commercialization efforts.

The production of our CoStar stent must occur in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are not able to maintain stringent quality controls, or if contamination problems arise, our clinical trials and commercialization efforts could be delayed, which would harm our business and our results of operations.

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

If we fail to obtain an adequate level of reimbursement for our product candidates by third-party payors, there may be no commercially viable markets for our product candidates or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third-party payors affect the market for our product candidates. The efficacy, safety, performance and cost-effectiveness of our product candidates and of any competing products will determine the availability and level of reimbursement. If we are not able to obtain an adequate level of reimbursement for our product candidates by U.S. government sponsored healthcare or private insurance, the U.S. market may be much smaller than we expect. In addition, reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought. Although we recently launched our CoStar stent in certain countries in Asia and Latin America, these countries do not currently have a reimbursement infrastructure, and we do not anticipate that the commercialization of our CoStar stent in these markets will provide us with significant revenues.

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

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the United States and abroad. Our principal competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. For example, Johnson & Johnson and Boston Scientific, two companies with far greater financial and marketing resources than we possess, have both developed, and are actively marketing, drug eluting stents which have been approved by the FDA. In addition, Medtronic Inc. recently announced that it received CE Mark approval for commercial sale of its Endeavor™ drug eluting coronary stent in European Community member countries. We may be unable to demonstrate that our CoStar stent offers any advantages over Johnson & Johnson’s CYPHER™ stent, Boston Scientific’s TAXUS™ Express2™ stent or Medtronic’s Endeavor™ stent. In addition, in September 2005, Boston Scientific announced that it had received CE Mark approval for commercial sale of its Liberte™ paclitaxel eluting coronary stent system. Boston Scientific has stated that the TAXUS™ Liberte™ stent system is designed to further enhance deliverability and conformability, particularly in challenging lesions. Many other large companies, including Guidant Corporation and Abbott Laboratories, among others, are developing drug eluting stents. Guidant has announced that it has completed enrollment in its SPIRIT II and has enrolled more than 400 patients in its SPIRIT III clinical trials evaluating the safety and efficacy of its drug eluting stent system. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies. For example, Biosensors International Group, Ltd. announced that its Netherlands-based subsidiary, Occam International B.V., received CE Mark approval for the Group’s paclitaxel eluting stent, Axxion.

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

Furthermore, unlike surface-coated stents, our product candidates are based on drug delivery polymer reservoirs and the use of a bioerodable polymer. Because there are currently no approved products based on this technology, the regulatory requirements governing this type of product may be more rigorous or less clearly established than those for already approved surface-coated stents or other vascular drug delivery devices. In addition, our CoStar stent has not been approved for use as a bare stent, and we do not expect to obtain FDA approval for this stent as a bare stent prior to filing our PMA with the FDA. We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our product candidates are safe and effective before they can be approved for commercial sale. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical staff is limited. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals for our product candidates.

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

We intend to market our products in international markets and recently began commercializing our CoStar stent in certain countries in Asia and Latin America. Although no regulatory approval is currently required to market our CoStar stent in these countries, we must obtain regulatory approvals to market our products in the European Community and many other foreign jurisdictions. In addition, countries that do not currently require regulatory approval to market our products may in the future require regulatory approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have a limited operating history. As of September 30, 2005, we had an accumulated deficit of $82.6 million. We have incurred net losses in each year since our inception in 1999. We expect to continue to incur operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated significant product revenues and we do not expect to generate significant product revenues until we successfully obtain market approval for and begin selling our CoStar stent in the European Community, which we may not be able to do. We have financed our operations and internal growth primarily through private placements of equity securities and convertible promissory notes, as well as our initial public offering of our common stock. We have devoted substantially all of our efforts to research and development, including clinical trials and to commercialization of our CoStar stent.

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

We believe that our cash and cash equivalent balances, as well as the interest we earn on these balances and revenues from future product sales will be sufficient to meet our anticipated cash requirements through at least the first half of 2007. However, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the costs of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the costs of building commercial scale manufacturing capabilities;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	licensing technologies for future development;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

In addition, our growth will require hiring a significant number of qualified scientific, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities particularly with respect to engineering, regulatory affairs and clinical. Our offices are located in the San Francisco Bay Area, where competition for personnel with healthcare industry skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

Our current distribution agreement with Biotronik AG provides for payments to us in euros. In addition, we have established a manufacturing facility in Ireland, for which we incur expenses, including construction expenses, rental payments and employee salaries, denominated in euros. Our contracts for conducting certain of our clinical trials in Europe are also denominated in euros. Accordingly, if the euro strengthens against the U.S. dollar, our expenses related to our foreign clinical trials and Ireland facilities will increase, and if the U.S. dollar strengthens against the euro, our payments from Biotronik, if any, will decrease.

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

We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to perform the medical procedure and related processes to implant our coronary stents into patients. If these medical personnel are not properly trained or are negligent, the therapeutic effect of our stents may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with cobalt chromium tubing for our stents, those that laser cut our stents or those that provide the polymer incorporated into our stents, may be the basis for a claim against us.

These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit clinical trial volunteers or result in reduced acceptance of our products in the market.

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

We are evaluating our internal control over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We are currently in the process of evaluating our current systems and processes and implementing new systems and processes and conducting the testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2005. In the course of our ongoing Section 404 evaluation, we have identified and continue to identify areas of internal controls that may need improvement, and we have instituted and continue to institute remediation efforts where necessary. However, we are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future. If we determine that we do not have adequate internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, and on the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of September 30, 2005, beneficially owned approximately 36.4% of our common stock. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

There are many events that may influence the market price for our common stock, including:

•	results of our clinical trials;

•	developments or disputes concerning patents or other intellectual property rights;

•	litigation developments, including developments in our patient litigations;

•	competition in the drug eluting stent market;

•	failure of any of our product candidates, if approved for commercial sale, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

In addition, from time to time, we publicly announce (including in this Quarterly Report on Form 10-Q) the estimated timing of the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones include the enrollment of patients in our clinical trials, the release of data from our clinical trials and other clinical and regulatory events, including the submission to the FDA of a PMA for our CoStar stent and the receipt of CE Mark. If we do not achieve our projected development goals in the time frames we announce and expect, our stock price may decline. A decline in the market price of our common stock could cause you to lose some or all of your investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

If there are substantial sales of our common stock, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 31, 2005, we had 33,672,487 outstanding shares of common stock. Of these shares, all of the 6,900,000 shares sold in our initial public offering were freely tradeable without restriction or further registration unless purchased by our affiliates. Of the remaining 26,772,487 shares of common stock outstanding as of October 31, 2005, 26,224,840 shares were immediately eligible for sale in the public market, subject in some cases to the volume, manner of sale and other limitations under Rule 144 or Rule 701 and vesting in the case of early exercised options; and 547,647 shares will become eligible for sale in the public market under Rule 144 from time to time upon expiration of their respective holding periods.

We have filed a registration statement covering the shares of common stock that are authorized for issuance under our stock option plans and employee stock purchase plan, which can be freely sold in the public market upon issuance, subject to restrictions on our affiliates. In addition, certain holders of our common stock that are parties to our investor rights agreement have rights with respect to the registration of their shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock, these holders can immediately sell their shares in the public market without restriction.

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

   Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents as of September 30, 2005 included liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

We have some obligations in foreign currencies, principally our distribution agreement with Biotronik AG, contracts for conducting clinical trials and our lease payment obligations in Ireland, which are denominated in euros. We do not currently use derivative financial instruments to mitigate this exposure. However, we do not expect fluctuations in foreign exchange rates to have a material impact on our financial condition or results of operations.

   Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting. We are currently in the process of evaluating our current internal controls systems and processes, implementing new internal controls systems and processes and conducting the testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2005. In the course of this ongoing Section 404 evaluation, during the quarter ended September 30, 2005, we identified areas of internal controls that may need improvement, and we instituted remediation efforts where necessary. Changes in our internal control over financial reporting in connection with the implementation of new systems and processes and the remediation efforts are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

During the three months ended September 30, 2005, there were no material developments in the litigation previously disclosed under Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005 and under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

On November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (Scimed) initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents assigned to Boston Scientific. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing us from commercializing our CoStar stent in the United States and requiring us to pay damages. We are unable to predict the outcome of these proceedings.

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-119174), that was declared effective by the Securities and Exchange Commission on December 13, 2004, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-121224) on December 14, 2004, pursuant to which we and a selling stockholder sold all 6,900,000 shares of our common stock that were registered. We did not receive any portion of the $3.1 million in net proceeds received by the selling stockholder in the offering. Of the $78.1 million in net proceeds received by us in the offering, after deducting offering expenses and underwriting discounts and commissions:

•	approximately $29.5 million was used to fund ongoing operations, including the development of our products and our clinical trials and research programs, and for working capital and general corporate purposes; and

•	the remainder of the net proceeds from the offering, approximately $48.6 million, remains invested in liquid money market accounts.

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

   Item 6. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate.

10.38(4)	Form of Executive Change of Control Severance Agreement, dated September 27, 2005, by and between the Registrant and each of Azin Parhizgar, Ph.D. and Michael Boennighausen.

10.39(4)	Letter agreement, dated September 27, 2005, by and between the Registrant and Frank Litvack, M.D.

10.40(4)	Chief Executive Change of Control and Severance Agreement, dated September 27, 2005, by and between the Registrant and Frank Litvack, M.D.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(5)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(4)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-51066), filed with the SEC on September 30, 2005 and incorporated herein by reference.
(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

Dated: November 14, 2005