Form 10-K
period 2005-12-31
CONOR MEDSYSTEMS INC
filed 2006-03-16
CIK 1108271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 000-51066

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐            Accelerated filer    ☒            Non-Accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2005, based upon the closing price of $15.35 as reported on the Nasdaq National Market, was approximately $345.5 million. The calculation of the aggregate market value of voting and non-voting stock excludes 10,982,297 shares of the registrant’s common stock held by current executive officers, directors, and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2005, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2005 if such stockholder (i) owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2005. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of outstanding shares of the registrant’s common stock on February 28, 2006 was 33,808,337.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

CONOR MEDSYSTEMS, INC.

2005 ANNUAL REPORT ON FORM 10-K

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations with respect to commercialization;

•	our expectations with respect to the legal proceedings we are involved in;

•	our expectations with respect to regulatory submissions and approvals and our clinical trials;

•	our expectations with respect to our intellectual property position; and

•	our estimates regarding our capital requirements and our need for additional financing.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under “Item 1A. Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K and the information that we have incorporated by reference, completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify all of our forward-looking statements by these cautionary statements.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1. Business.

Overview

We develop innovative controlled vascular drug delivery technologies. We have initially focused on the development of drug-eluting stents to treat coronary artery disease. Our stents have been specifically designed for vascular drug delivery, in contrast to currently available drug-eluting stents, which are conventional bare metal stents coated with a drug and a polymer. A polymer is a substance used to adhere a drug to the surface of a stent and to modulate its release. Our stents incorporate hundreds of small holes, each acting as a reservoir into which we can load a drug-polymer composition. Through this proprietary design, we can better control drug release kinetics, or the rate and direction of drug release over time. Our efforts are currently focused on the development and commercialization of our CoStar™ stent, which is a cobalt chromium paclitaxel eluting stent, for the treatment of restenosis. While we believe that our stent technology can support a wide range of drugs, our initial clinical efforts have focused on the use of paclitaxel, an anti-proliferative drug initially developed to treat certain types of cancer. In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG.

We submitted an investigational device exemption, or IDE, application to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2005 for our U.S. pivotal clinical trial, COSTAR II, and in March 2005, we received conditional approval of our IDE application. The first patient was enrolled in the trial in May 2005. In December 2005, we received approval from the FDA to expand enrollment in the COSTAR II trial to the full cohort of 1,700 patients at up to 85 sites. We expect to complete enrollment in the second quarter of 2006. If the clinical trial proceeds as scheduled and the outcomes of this clinical trial are favorable, we anticipate submitting an application for marketing approval with the FDA in 2007 and, if FDA agrees that we have established the safety and effectiveness of our CoStar stent, receiving regulatory approval for our CoStar stent in the United States in late 2007 or early 2008. We could be delayed by adverse results or regulatory complications, and we may never achieve regulatory approval.

In March 2006, pursuant to the terms of our agreement with Novartis Pharma AG, we exercised our option to obtain a world-wide, non-exclusive license from Novartis to develop, manufacture and commercialize products that use our vascular delivery stent systems, including our drug-eluting reservoir-based cobalt chromium stent, for the local delivery of pimecrolimus. In 2006, we expect to initiate a three-arm pilot study to evaluate the effectiveness of our pimecrolimus-eluting reservoir-based cobalt chromium stent and our pimecrolimus- and paclitaxel-eluting reservoir-based cobalt chromium stent for the treatment of restenosis. In addition, we continue to evaluate a bioresorbable reservoir-based stent that we designed incorporating Biotronik’s absorbable metal to enable tailored drug release kinetics for the treatment of restenosis and other vascular disorders. We are also investigating the applicability of our stent technology to the treatment of an acute myocardial infarction, or AMI, commonly known as a heart attack.

We believe that our drug-eluting stents offer significant advantages over conventional surface-coated drug-eluting stents. Our stent design enables a wide range of drug release kinetics by allowing us to select the pattern in which drug-polymer compositions are inlayed into the reservoirs. The design of our stents also provides greater directional control over the release of the drug, which we believe allows for more targeted treatment within the artery and more efficient use of the therapeutic agent. A highly distinguishing characteristic of our stent is its use of “ductile hinges,” which are specially contoured, proprietary features that localize stress applied to the stent when the stent is expanded inside the coronary artery. This feature is designed to ensure that the drug-polymer composition inlayed into the reservoirs is not extruded, fractured or otherwise disrupted during stent expansion. As a result, we are able to use a wider range of polymers and drugs, including water-soluble compounds, as compared to conventional surface-coated drug-eluting stents. We have also focused on the application of bioresorbable polymers. We believe that the use of bioresorbable polymers may confer a long-term advantage with respect to reduced rates of late stent thrombosis, or blood clots, that occur after the cessation of anti-platelet therapy. Further, we believe that our proprietary manufacturing technology, coupled with our stent design, allow us to benefit from high throughput, high uniformity and high manufacturing yield.

We have entered into agreements with Biotronik AG, Interventional Technologies, Pvt., Ltd., or IVT, and affiliates of St. Jude Medical, Inc. to distribute our CoStar stent outside of the United States. We expect to pursue commercialization in the United States with our own sales force.

Industry Background

Coronary Artery Disease

Coronary artery disease is a progressive, pathological condition that leads to the obstruction of the blood vessels providing blood flow to the heart muscle. According to the National Institutes of Health, coronary artery disease affects about 13 million people in the United States and is the leading cause of death in both men and women. The disease is caused by the accumulation of fat-laden cells in the inner lining of the coronary arteries, leading to a localized patchy thickening, called an atherosclerotic plaque. As the plaque expands into the lumen, or the inner channel of the artery through which blood flows, the diameter of the lumen narrows. The portion of the heart muscle normally nourished by the affected artery can become starved for oxygen, or ischemic, causing chest pains. Moreover, plaques tend to attract platelets, which can cause clots and lead to the further obstruction of blood flow to the heart, potentially causing a heart attack.

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

While less invasive and expensive than CABG surgery, the ultimate clinical effectiveness of balloon angioplasty has been hampered by restenosis, or the re-narrowing of the artery lumen following balloon angioplasty. Restenosis has at least two mechanisms, either or both of which can occur following an angioplasty procedure:

•	a re-narrowing of the artery lumen after balloon angioplasty due to an elastic recoil of the artery wall; and

•	a re-narrowing of the artery lumen over a period of months after balloon angioplasty due to the proliferation or growth of cellular and extra-cellular material, or neointima, within the artery wall, which is believed to be caused by injury to the artery as a result of the angioplasty.

Evolution of Stents to Address Restenosis

The Development of Bare Metal Stents

To address the elastic recoil component of restenosis, medical devices known as stents were developed. Stents are tubular mesh devices consisting of interconnected metal struts that are inserted inside the artery to act as scaffolding, propping open the narrowed blood vessel. During an angioplasty procedure, a stent mounted on a balloon catheter is delivered to the affected segment of the artery and expanded inside the artery by inflating the balloon. The balloon catheter is then removed, leaving the stent in the artery. Bare metal stents became widely used in the mid-1990s in combination with balloon angioplasty and quickly became used in the majority of angioplasty procedures. We believe that the use of bare metal stents reduces the rate of restenosis by approximately one-third when compared to balloon angioplasty alone. While the use of bare metal stents addresses the elastic recoil component of restenosis, bare metal stents are not designed to reduce, and may in fact exacerbate, restenosis caused by the proliferation or growth of cells and extra cellular materials. As a result, we estimate that restenosis after bare metal stent implantation still occurs in approximately 10% to 35% of procedures within six months of treatment, which typically necessitates repeat angioplasty, re-stenting or bypass surgery.

The Development of Drug-Eluting Stents

Drug-eluting stents were developed to address restenosis caused by the growth and proliferation of neointima. We believe that drug-eluting stents represent the most advanced and sophisticated treatment currently available to address restenosis. Currently marketed drug-eluting stents are bare metal stents that are coated on the surface with a drug that is designed to reduce restenosis by inhibiting the growth or proliferation of neointima. According to published studies, currently marketed drug-eluting stents have been shown in clinical trials to reduce the rate of restenosis to less than 10%.

Currently marketed drug-eluting stents only recently gained regulatory approval. Johnson & Johnson’s CYPHER™ stent was commercially launched in Europe in April 2002 and in the United States in April 2003. Boston Scientific Corporation’s TAXUS™ Express2™ stent was commercially launched in Europe in February 2003 and in the United States in March 2004. In August 2005, Medtronic Inc. commercially launched its Endeavor™ drug-eluting coronary stent in Europe. In addition, in January 2006, Guidant Corporation announced that its Xience™ V Everolimus-Eluting Coronary Stent System received CE Mark approval for commercial sale in Europe. A number of other companies such as Biosensors International Group, Ltd.’s Netherlands-based subsidiary, Occam International B.V. and Sorin Biomedica S.p.A. have also commercially launched drug-eluting stents in Europe.

Factors Impacting the Effectiveness of Drug-eluting Stents

The effectiveness of drug-eluting stents depends on the following principal components:

•	stent design;

•	drug delivery mechanism; and

•	drug.

Stent Design

Drug-eluting stents require an appropriate balance of several design parameters to enable effective treatment of restenosis. These design characteristics include:

•	Profile: diameter of the stent when crimped, or mounted, on the delivery catheter.

•	Deliverability: ability to reach blockages in the coronary arteries during stent deployment.

•	Flexibility: properties of the stent that allow it to bend along the stent axis and conform to the artery after deployment.

•	Choice of Metal: most commonly stainless steel or cobalt based alloys.

•	Axial Stability: consistent vessel support along the length of the stent.

•	Vessel Wall Apposition: absence of gaps between the drug-eluting stent struts and the vessel wall.

•	Radiopacity: ability of the physician to view the stent in the coronary anatomy under x-ray imaging guidance.

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

The Drug Delivery Mechanism

Most of the currently marketed drug-eluting stents are coated on the surface with a drug incorporated into a polymer matrix. The polymer is necessary to fix the drug on the surface of the stent and to modulate its release. These conventional surface-coated drug-eluting stents are typically sprayed with or dipped into a drug-polymer composition. Current spraying and dipping processes can result in non-uniform distribution of the drug on the stent. When these non-uniformities exceed limits specified by regulatory bodies, lower manufacturing yields can result. The coating depth of a conventional surface-coated drug-eluting stent is usually very thin, limiting the drug volume on the stent. Certain inherent limitations of conventional surface-coated drug-eluting stents include:

•	Limited class of available polymers. The choice of polymers for surface-coated stents is limited by certain properties, such as elasticity and adhesion, needed to withstand the stresses of stent deployment and expansion. We believe that many types of therapeutic agents cannot be delivered for an extended period when combined with polymers suitable for surface-coated stents. These include water-soluble drugs, proteins, peptides and oligonucleotides, or short strands of DNA.

•	Limited control over drug release kinetics. Following implantation, surface-coated stents generally release their drug at a rapid rate for a short period, after which the rate of drug release slows. Since the efficacy of drugs may depend on how they are released in the body (some drugs may work best when concentration levels are reached quickly, while others may require sustained delivery over an extended time period), conventional surface-coated drug-eluting stents do not necessarily provide for optimized release kinetics. We believe that the thin layer of polymer used in conventional surface-coated drug-eluting stents, with the required properties of elasticity and adhesion, may not achieve the controlled drug release kinetics that can be obtained with deeper inlays, and that this reduced control of drug kinetics may limit the applications for conventional surface-coated drug-eluting stents. The four-month and twelve-month follow-up data from our PISCES study showed significant variation in clinical effect in identical doses of paclitaxel with different release kinetics.

•	Limited control over direction of drug delivery. Conventional surface-coated drug-eluting stents also lack a mechanism for controlling the directional release of the therapeutic agent, resulting in the release of the drug into both the arterial wall and bloodstream.

•	Residual drug or polymers. Most currently marketed stents use non-bioresorbable polymers. Some polymers used on surface-coated stents do not completely release the drug incorporated in the stent coating. While bare metal stents are known to be well tolerated after implantation in coronary arteries, some polymeric stent coatings (not necessarily those on current commercial products) have been associated with acute and chronic inflammatory responses in arterial tissue. The existence of residual drugs or polymers left in contact with the artery wall may be viewed as undesirable as the long-term results are unknown. However, we believe that conventional surface-coated drug-eluting stents may present an increased risk for late stent thrombosis, due to the residual drug or non-bioresorbable polymers on surface-coated drug-eluting stents.

•	Peeling, mechanical damage and sticking. Surface-coated stents are vulnerable to peeling, mechanical damage and sticking during the course of manufacturing, handling or deployment. Polymer sticking may also be implicated in balloon retraction problems during the course of implanting the stent.

The Drug

The success of a drug-eluting stent depends partly on the ability of the active drug to interfere with the process of restenosis. The first drug widely studied and approved for use in a drug-eluting stent for the treatment of restenosis was sirolimus, also known as rapamycin, which is an immunosuppressant agent with anti-inflammatory properties. One of a new line of immunosuppressants, sirolimus inhibits the activation of key cellular regulators, thus inhibiting cellular proliferation and growth. Paclitaxel, which is used in another approved drug-eluting stent, also interferes with cellular proliferation and growth, but works in a different way than sirolimus. Paclitaxel interferes with the structure and function of cellular elements called microtubules, which leads to the inhibition of cell division and growth, and can lead to cell death. Everolimus is another drug approved for use in a drug-eluting stent for the treatment of restenosis in the European Union, and zotarlimus is another drug in development for the treatment of restenosis. Everolimus and zotarlimus, both analogs of sirolimus, are similar to sirolimus and have similar mechanisms of action.

In addition to sirolimus, everolimus, zotarlimus and paclitaxel, there may be other drugs that, alone or in combination, offer therapeutic benefits. These therapeutic benefits may in some circumstances be dependent upon control of release kinetics. Other sirolimus derivatives are being evaluated for the treatment of restenosis. In addition, a broad variety of immunosuppressive, anti-leukocyte, anti-inflammatory or anti-proliferative agents may also be useful, although limited testing and data are available. A stent with the ability to deliver a broad range of drugs, including multiple drugs, and to control release kinetics may have potential advantages in exploiting applications of new drug candidates.

Limitations of Conventional Surface-Coated Drug-eluting Stents

The limitations of conventional surface-coated drug-eluting stents include:

•	limited control over drug release kinetics and direction of drug delivery;

•	limited universe of suitable drugs;

•	limited class of suitable polymers;

•	surface coatings are prone to peeling, mechanical damage and sticking during manufacturing and implantation;

•	lack of uniformity in coating thickness and uneven drug delivery;

•	the occurrence of residual non-bioresorbable polymer and drug on the stent; and

•	difficulty in loading and delivering multiple drugs with independent release kinetics.

Our Solution

We are seeking to capitalize on the full therapeutic potential of drug-eluting stents through the development of a stent specifically designed for drug delivery. Rather than retrofitting a bare metal stent with a drug coating, our stent design incorporates hundreds of small holes, each acting as a reservoir into which we can load drug-polymer compositions. Through this proprietary design, we believe that we can greatly enhance control of drug release kinetics and direction of drug delivery, enable a wider range of drug therapies and potentially increase the effectiveness and range of clinical applications of drug-eluting stents. Based on the data from our clinical studies, we believe that control of drug delivery can have a direct impact on clinical outcomes.

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

We believe that our stents possess the following key advantages compared to conventional surface-coated drug-eluting stents:

•	Enhanced control of drug delivery.

•	Controllable release kinetics. While conventional surface-coated drug-eluting stents provide limited control over the rate of drug release and generally release their drug at a rapid rate for a short period, after which the rate of drug release slows, the drug inlay design of our stents allows for greater control of release kinetics. Since we can control drug release kinetics by selecting the pattern in which polymers and drugs are loaded into the holes, a range of release kinetics can be created. As the efficacy of drugs may depend on how they are released in the body, our stents are designed to allow release kinetics to be better matched to the requirements of a drug.

•	Directional drug control. Our stent reservoirs can include a polymer barrier on the side of the stent facing the bloodstream, which is called the luminal side, ensuring that substantially all of the drug releases into the arterial wall. Alternatively, the stent can be designed to release drug primarily into the bloodstream if the intent is to deliver drug to tissue downstream from the site of the stent, or the stent can be designed to release drug in both directions.

•	Control over manufacturing consistency. Because the drug formulation is loaded into our drug reservoirs using a precision-guided jetting technology, we believe that we can effectively control the drug loading process, allowing us to reach a level of high uniformity across the stent.

•	Enhanced flexibility in drug therapies.

•	Capability to deliver a wider range of drugs. Because of our ability to vary the structure of the drug inlay within the reservoirs, we believe that our stents are capable of delivering a broader range of compounds than conventional surface-coated drug-eluting stents. In addition to fat-soluble drugs deliverable by conventional surface-coated drug-eluting stents, our stents can deliver water-soluble drugs, proteins, peptides and oligonucleotides.

•	Controlled delivery of multiple drugs. Our stent design permits controlled delivery of multiple drugs from a single stent. For example, a stent could be designed to release both an anti-proliferative agent and an anti-inflammatory drug to prevent restenosis in high risk patients. Two drugs can be deposited into the same reservoir or different reservoirs, and the drugs can be released independently.

•	Expanded drug capacity. The coating depth of a conventional surface-coated drug-eluting stent is usually very thin, limiting the drug volume that can be applied. Our reservoirs provide the potential for greater dose capacity than thin surface coatings, allowing our stents to deliver more drug for an extended period of time, if required.

•	Enhanced polymer capabilities.

•	Low exposure of polymer to the arterial wall. Because of the reservoir design of our stents, our stent has no surface coatings and polymers are recessed in discreet reservoirs. As a result, the amount of polymer exposed to the arterial wall is greatly reduced.

•	Bioresorbable polymers. Our stent incorporates polymers that are absorbed by the body after the drug is released. After resorbtion no polymer or drug remains at the target site. We believe that the use of bioresorbable polymers may confer a long-term advantage with respect to reduced rates of late stent thrombosis.

•	Wider range of available polymers. Because our stent platform provides a non-deforming drug reservoir that is not affected by the expansion of the stent, a wider range of polymers may be used in our stents compared to the polymers available for conventional surface-coated drug-eluting stents, which need to be elastic and adhesive to accommodate stent expansion.

•	Superior manufacturability. We believe that our proprietary manufacturing technologies, coupled with our stent design, may allow us to benefit from relatively high throughput, high uniformity and high manufacturing yield. Our automated drug loading technology, in which individual stent holes are mapped and then loaded with a computer guided system, produces a uniform distribution of drug across the stent.

Our Strategy

Our goal is to continue to be a leading innovator in the field of vascular drug delivery through medical devices. Key elements of our strategy include:

•	Commercialize our CoStar stent for the treatment of restenosis. As a result of its safety profile and clinical effectiveness, we have focused on the commercialization of our CoStar stent, our cobalt chromium paclitaxel eluting stent, for the treatment of restenosis. In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG. In 2005, we began commercializing our CoStar stent in certain countries outside of the United States, the European Union and Japan pursuant to distribution agreements with third parties. In May 2005, we began enrolling patients in our U.S. pivotal clinical trial, COSTAR II. We expect to complete enrollment in our COSTAR II trial in the second quarter of 2006. If this clinical trial proceeds as scheduled and the outcomes of this clinical trial are favorable, we anticipate submitting an application for marketing approval with the FDA in 2007 and, if the FDA agrees that we have established the safety and effectiveness of our CoStar stent, receiving regulatory approval for our CoStar stent in the United States in late 2007 or early 2008. Our goal is to directly commercialize the CoStar stent, and potentially other products, in the United States, where we plan to build a highly-focused sales and marketing infrastructure and management team.

•	Continue to demonstrate that our stent technologies offer advantages over conventional surface-coated drug-eluting stents. We believe that our clinical trials have demonstrated that our stent technologies offer advantages over conventional surface-coated drug-eluting stents. The drug inlay design of our stents allows for greater control over release kinetics, and the data from our clinical trials indicate that drug release kinetics can have an effect on treatment outcomes. In addition, our stent design permits controlled delivery of multiple drugs from a single stent. Our stent incorporates polymers that are absorbed by the body after the drug is released. After resorbtion, no polymer or drug remains at the target site.

•

Develop and commercialize new drug-eluting stents for the treatment of restenosis. We believe that our ability to control drug release kinetics offers the potential to make us a technology leader in the development of next generation stents. We intend to penetrate this evolving market by developing additional products for the treatment of restenosis, including products with drugs other than paclitaxel, or products that deliver a combination of drugs. We also intend to segment the current restenosis market by developing and marketing stents with specialized applications, such as stents targeting diabetics, a patient population which tends to suffer from more complex forms of cardiovascular disease. In March 2005, we entered into an agreement with Novartis Pharma AG granting us the right to evaluate three Novartis pharmaceutical compounds for the potential development of a product combining a Novartis compound with our stents for the treatment of vascular diseases. In March 2006, pursuant to the terms of our agreement with Novartis, we exercised our option to obtain a world-wide, non-exclusive license from Novartis to develop, manufacture and commercialize products that use our vascular stent delivery systems, including our drug-eluting reservoir-based cobalt chromium stents, for the local delivery of pimecrolimus. In addition, in 2006, we expect to initiate a three-arm pilot study to evaluate the effectiveness of our pimecrolimus-eluting reservoir-based cobalt chromium stent and our pimecrolimus- and paclitaxel-eluting reservoir-based cobalt chromium stent for the treatment of restenosis.

•	Leverage our technology platform for other indications. We believe that there are applications of our technology beyond the treatment of restenosis. We are seeking to develop drug-eluting stents for unmet medical needs in cardiology, such as AMI, and vascular diseases that we believe can be addressed with our technology.

•	Explore strategic partnerships. We intend to continue to seek additional partnerships with medical device, biotechnology and pharmaceutical companies for the development of new products utilizing our stent technology. These partnerships could include in-licensing of drugs from biotechnology or pharmaceutical companies, and out-licensing our stent design and drug delivery technology to medical device, biotechnology or pharmaceutical companies for selected indications or product development collaborations. For example, in September 2005, we entered into a feasibility agreement with Biotronik AG. Under the terms of this agreement we have designed a bioresorbable reservoir-based stent incorporating Biotronik’s absorbable metal to enable tailored drug release kinetics for the treatment of restenosis and other vascular disorders. We are continuing to evaluate the utility and effectiveness of this bioresorbable stent.

Commercialization of our CoStar Stent

Outside of the United States

We have pursued commercialization of our CoStar stent outside of the United States through distribution arrangements with Biotronik, IVT and affiliates of St. Jude. In 2005, we began commercializing our CoStar stent in certain countries outside of the United States, the European Union and Japan pursuant to these distribution agreements. In the first quarter of 2006, we commercially launched our CoStar stent in the European Union pursuant our distribution agreement with Biotronik.

Within the United States

In the United States, we plan to build a highly-focused sales and marketing infrastructure to market our CoStar stent. We believe that the interventional cardiology market in the United States is readily accessible by a limited sales and marketing presence.

Clinical Trials

We have pursued a clinical development strategy of demonstrating that our CoStar stent is safe and effective, that the drug inlay design of our CoStar stent permits us to control drug release kinetics, and that drug release kinetics can have a direct impact on clinical outcomes. In addition, our clinical development strategy has been focused on establishing the basis for regulatory approval of our CoStar stent in the European Union and the United States.

We have conducted or are currently conducting six clinical trials with our drug-eluting stent technology, including our DepoStent, PISCES, SCEPTER, COSTAR I, EuroSTAR and COSTAR II trials. Our DepoStent, PISCES, SCEPTER and COSTAR I trials are completed, and we are continuing follow-up on patients in our EuroSTAR trial. Our DepoStent, PISCES, SCEPTER, COSTAR I and EuroSTAR trials have provided supporting data for our applications for regulatory approval in the European Union. In addition, data from these trials were submitted to the FDA for purposes of obtaining approval of our IDE application. We anticipate that data from these trials will comprise part of the data submitted to FDA for our premarket approval application, or PMA, which must be approved by the FDA prior to commercializing our CoStar stent in the United States. Based on the results from the DepoStent, PISCES, SCEPTER, COSTAR I and EuroSTAR clinical trials, we submitted an IDE application to the FDA in the first quarter of 2005 for our U.S. pivotal clinical trial, COSTAR II, evaluating our CoStar stent. In December 2005, we received approval from the FDA to expand enrollment in the COSTAR II trial to the full cohort of 1,700 patients at up to 85 sites. We expect to complete enrollment in this trial in the second quarter of 2006. If the COSTAR II trial proceeds as scheduled and the outcomes of the trial are favorable, we expect the data from this trial to form the basis for regulatory approval of our CoStar stent in the United States. In addition, an affiliate of St. Jude Medical, Inc., one of our distributors, is planning to conduct a trial specifically designed for Japanese marketing approval. In 2006, we also expect to initiate a three-arm study to evaluate the effectiveness of our pimecrolimus-eluting reservoir-based cobalt chromium stent and our pimecrolimus- and paclitaxel-eluting reservoir-based cobalt chromium stent for the treatment of restenosis.

Our clinical trials were designed to evaluate the safety and performance of paclitaxel delivered at different rates, doses and directions of delivery. The descriptions we use for duration of drug release (i.e., “five days,” “ten days” and “30 days”) are approximations that are based on in vitro measurements. The performance of drug-eluting stents is assessed using a number of metrics, which compare data collected at the time of stent implantation to data collected when a patient is re-assessed at follow-up. The time periods for the initial follow-up vary from four to nine months. The common metrics used to evaluate the safety and efficacy of drug-eluting stents, and the ranges for the reported results from U.S. pivotal trials of FDA-approved conventional surface-coated drug-eluting stents for these metrics, include:

Metric	Description	Results from U.S. pivotal trials of FDA-approved conventional surface-coated drug-eluting stents (at 8-9 months follow-up)

Binary restenosis rate	Binary restenosis rate is the percentage of patients at follow-up that have a greater than 50% reduction in the lumen diameter. The metric may either be in-stent, analyzing only the lumen within the stent, or in-segment, analyzing the lumen within the stent plus 5mm on either side of the stent.	In-stent: 3.2% to 5.5% In-segment: 7.9% to 8.9%

Target lesion revascularization rate	Target lesion revascularization rate, or TLR rate, is the percentage of patients at follow-up who have another coronary intervention, such as an angioplasty or a CABG procedure, to treat a lesion, or blockage in the artery, within the stent or within 5mm on either side of the stent.	3.0% to 4.1%

Late loss	Late loss is the decrease in the minimum lumen diameter of the artery measured in millimeters at follow-up as compared to the minimum lumen diameter at the time of the stent implantation. Late loss may be either in-stent or in-segment.	In-stent: 0.17mm to 0.39mm In-segment: 0.23mm to 0.24mm

Percent volume obstruction	Percent volume obstruction measured by intravascular ultrasound, or IVUS, is the volume of the lumen in the stent occupied by restenotic tissue.	2.6% to 12.2%

Major Adverse Cardiac Event Rate	Major adverse cardiac event, or MACE, rate is the percentage of patients at follow-up that have experienced another coronary intervention, an AMI, or cardiac death.	7.1% to 8.5%

Since binary restenosis rate, late loss and percent volume obstruction are measured by angiography the results are referred to as angiographic results. TLR and MACE rates are referred to as clinical results.

DepoStent

The DepoStent trial was designed to evaluate the safety and performance of our basic stainless steel stent design without drugs or polymer. The intent of the DepoStent pilot study was to assess whether a stent with drug reservoirs would perform differently than a conventional bare metal stent. The trial, which included 53 patients at two sites in the Netherlands, was conducted in 2003. In December 2003, we completed six-month follow-up of patients in the trial. The results from the DepoStent trial indicated that the clinical outcomes of patients receiving this stent were similar to patients receiving conventional bare metal stents, and that holes in stent struts did not lead to a higher incidence of adverse effects. We obtained marketing approval in the European Union for our bare stainless steel stent, although we do not intend to commercialize this stent. Data from this trial was used to support our IDE submission for our COSTAR II trial.

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

In May 2004, we released four-month follow-up data, and in March 2005, we released twelve-month follow-up data from the PISCES trial. At four-month follow-up, all six formulations were determined to be safe, with no deaths from discharge to 30 days. Two groups with the longest duration formulations, formulations F4 and F5, had particularly favorable outcomes. For formulation F4, the in-stent binary restenosis rate and TLR rate were both 0 percent, the in-stent late loss was 0.38mm, the in-segment restenosis rate was 2.6 percent, the in-segment late-loss was 0.20mm, the percent volume obstruction was 7.7 percent, and the MACE rate was 2.6 percent. For formulation F5, the in-stent binary restenosis rate was 3.8 percent, the TLR rate was 3.4 percent, the in-stent late loss was 0.30mm, the in-segment binary restenosis rate was 3.8 percent, the in-segment late-loss was 0.21mm, the percent volume obstruction was 5.1 percent, and the MACE rate was 3.4 percent. By comparison, the remaining four groups with shorter duration of drug elution, ranging from approximately five to ten days for either 10mcg or 30mcg of paclitaxel per 17mm stent and indicated as formulations F1, F2, F3 and F6 above, generally had less efficacy with respect to these endpoints. The results indicate, for what we believe to be the first time, that drug release kinetics has an effect on treatment outcomes.

At twelve-month follow-up, all six formulations were determined to be safe. There were no reported cases of late stent thrombosis between six months, when patients ceased anti-platelet therapy, and twelve-month follow-up. For formulation F4 the TLR rate was 0 percent and the MACE rate was 5.1 percent. For formulation F5, the TLR rate was 6.9 percent and the MACE rate was 6.9 percent. The angiographic results for formulations F4 and F5 at twelve-month follow-up were consistent with the four-month follow-up results. By comparison, the remaining four groups generally continued to have less efficacy with respect to these angiographic and clinical endpoints. Based on the data from the PISCES trial, we are pursuing formulation F4 in the COSTAR II trial. Data from this trial were used to support our IDE submission to the FDA for our COSTAR II trial.

SCEPTER

The Study of Controlled Elution of Paclitaxel for The Elimination of Restenosis, or SCEPTER study, was designed to evaluate our paclitaxel eluting stainless steel stent for safety and performance, measuring late loss versus our bare metal stent used in the DepoStent study and clinical safety at six months. We undertook this study, without waiting for the results from the PISCES study, with the initial objective of it serving as the basis for marketing approval in the European Union. Enrollment for this study, which included 271 patients at 15 sites in Europe and one site in New Zealand, was completed in 2003. Each patient participating in the SCEPTER study received stents with formulations equivalent to formulations F1 or F2 of the PISCES study. After analyzing the four-month follow-up data from the PISCES trial, we know that formulations F1 and F2 of the PISCES trial were not ideal. Results from this study were consistent with formulations F1 and F2 of the PISCES study. Data from this trial were used to support our IDE submission to the FDA for our COSTAR II trial.

COSTAR I

Our CObalt Chromium STent with Antiproliferative for Restenosis, or COSTAR I, multi-center, three-arm, dose-ranging registry was a pilot study evaluating the safety and performance of our CoStar stent with formulations of 3 mcg, 10 mcg and 30 mcg of paclitaxel. A total of 122 lesions were treated in 87 individuals from a highly complex patient population. On average, among the three patient groups participating in COSTAR I, nearly 50 percent had a prior AMI and approximately 25 percent were diabetic. Other complex characteristics of the patient group included small diameter coronary vessels and long lesions. The formulation with 10 mcg of paclitaxel delivered over approximately 30 days, or formulation F4 of the PISCES trial, was the most efficacious of the doses studied in our COSTAR I trial, and the clinical results were unchanged from four to twelve months. At both four-month and twelve-month follow-up, the TLR rate was 1.8 percent and the rate of cumulative MACE was 7.5 percent for the 40 patients who received this formulation. The angiographic results for this formulation at four-month follow-up demonstrated an in-stent binary restenosis rate of 1.9 percent, an in-stent late loss of 0.43mm, an in-segment restenosis rate of 3.8 percent, an in-segment late loss of 0.24mm and a percent volume obstruction of 7.6 percent. The angiographic results at twelve-month follow-up were consistent with the four-month follow-up results. There were no cases of late stent thrombosis among the 87 patients between the cessation of anti-platelet therapy at six months and twelve-month follow-up. Data from this trial were used to support our IDE submission for our COSTAR II trial.

EuroSTAR

Our EUROpean cobalt chromium STent with Antiproliferative for Restenosis, or EuroSTAR, clinical study is a multi-center, non-randomized, two-arm dose-ranging pivotal trial designed to evaluate the safety and performance of our CoStar stent for the treatment of restenosis. Data from this trial were used to support our IDE submission for our COSTAR II U.S. pivotal clinical trial.

In this trial, we enrolled two groups of patients to further evaluate the two leading formulations from the PISCES clinical study—the 10mcg dose of paclitaxel over approximately 30 days, formulation F4 of the PISCES trial, and the 30mcg dose of paclitaxel over approximately 30 days, formulation F5 of the PISCES trial. In March 2005, we announced six-month follow-up data from the first group of patients in the trial. A total of 176 lesions were treated in 145 patients using formulation F4 of the PISCES trial. At six-month follow-up, the in-stent binary restenosis rate was 3.4 percent, the in-stent late loss was 0.25mm, the in-segment binary restenosis rate was 4.8 percent and the in-segment late loss was 0.06mm. The TLR rate was 1.7 percent, and the MACE rate was 5.5 percent. At twelve-month follow-up, the TLR rate was 2.8 percent and the MACE rate was 7.6 percent. Angiographic data were not collected at twelve-month follow-up.

In October 2005, we announced six-month follow-up data from the second group of patients in the trial. A total of 145 lesions were treated in 137 patients using the CoStar stent formulated to release 30 mcg of paclitaxel over approximately 30 days. At six-month follow-up, the in-stent binary restenosis rate was 5.8 percent, the in-stent late loss was 0.36mm, the in-segment binary restenosis rate was 5.8 percent and the in-segment late loss was 0.19mm. The TLR rate was 3.4 percent and the MACE rate was 8.8 percent. In March 2006, we announced twelve-month follow-up data from the second group of patients in the trial. At twelve-month follow-up, the TLR rate was 3.4 percent and the MACE rate was 10.2 percent. Angiographic data were not collected at twelve-month follow-up.

Based in part on the data from the first group of patients in the EuroSTAR trial, our CoStar stent received CE Mark approval in the European Union in February 2006, and we commercially launched our CoStar stent in the European Union through our distributor, Biotronik AG.

COSTAR II

Based on the results from the DepoStent, PISCES, SCEPTER, COSTAR I and EuroSTAR clinical studies, we submitted an IDE application to the FDA in the first quarter of 2005 for our U.S. pivotal clinical trial, COSTAR II, evaluating our CoStar stent. The COSTAR II trial is designed to enroll up to 1,700 patients at up to 85 sites. In March 2005, we received conditional approval of our IDE application from the FDA to commence limited enrollment in the COSTAR II trial. The first patient was enrolled in the trial in May 2005. In December 2005, we received approval from the FDA to expand enrollment in our COSTAR II U.S. pivotal clinical trial to the full cohort of 1,700 patients at up to 85 sites. We expect to complete enrollment in the second quarter of 2006.

The COSTAR II trial is a randomized, single-blind, non-inferiority study comparing our CoStar sent with Boston Scientific Corporation’s TAXUS™ Express2™ drug-eluting stent in the treatment of de novo lesions in patients with single or multi-vessel coronary artery disease. Patients are asymmetrically randomized between CoStar and the control stent with clinical follow-up at thirty days and eight months. In addition, a 350 patient subset will undergo follow-up angiography at nine months. If our clinical trial proceeds as scheduled and the outcomes of this clinical trial are favorable, we anticipate receiving regulatory approval for our CoStar stent in the United States in late 2007 or early 2008.

Pre-clinical Product Candidates

Pimecrolimus-Eluting Stent and Dual Drug Pimecrolimus-and Paclitaxel-Eluting Stent

In March 2005, we signed an agreement with Novartis Pharma AG granting us the right to evaluate three Novartis pharmaceutical compounds—imatinib mesylate, pimecrolimus and a pre-commercial compound, midostaurin—for the potential development of a product combining a Novartis compound with our stents for the treatment of vascular diseases. Based on the terms of the agreement, each of the Novartis compounds was tested in combination with our cobalt chromium stent platform to evaluate its potential in treating restenosis and related vascular diseases. Based on the results of our pre-clinical studies, in March 2006, we exercised our option to obtain a world-wide, non-exclusive license from Novartis to develop, manufacture and commercialize products that use our vascular stent delivery systems, including our drug-eluting reservoir-based cobalt chromium stents, for the local delivery of pimecrolimus. Pimecrolimus is a cell-selective inhibitor of the production and release of pro-inflammatory cytokines. It is believed that inflammation is one of the key mechanisms in restenosis as well as other vascular inflammatory diseases such as unstable plaques. Pursuant to the terms of our agreement with Novartis we are responsible for product development, including clinical testing, manufacturing and regulatory filings, and are obligated to pay Novartis licensing fees, milestone payments and royalties on any product sales. Novartis has collaborated with us and continues to collaborate with us on certain regulatory and technical issues. In 2006, we expect to initiate a three-arm pilot study to evaluate the effectiveness of our pimecrolimus-eluting reservoir-based cobalt chromium stent and our pimecrolimus and paclitaxel-eluting reservoir-based cobalt chromium stent for the treatment of restenosis.

Absorbable Metal Stents

In September 2005, we entered into a feasibility agreement with Biotronik AG. Under the terms of this agreement we have designed a bioresorbable reservoir-based stent incorporating Biotronik’s absorbable metal to enable tailored drug release kinetics for the treatment of restenosis and other vascular disorders. We are continuing to evaluate the utility and effectiveness of this bioresorbable stent in preclinical studies, and depending on the outcome of these studies, we may enter into a license and development agreement with Biotronik.

AMI

We are investigating the potential applicability of our stent technology to the treatment of AMI. We commenced pre-clinical studies of our AMI stent in November 2004. In treating AMI, the goal is to restore blood flow to the heart muscle as soon as possible. The methods currently used to treat AMI include the administration of drugs, such as thrombolytic agents, which work by breaking up the clot blocking the artery, as well as performing angioplasty and stent implantation at the site of the blockage to restore blood flow. However, the heart muscle is often permanently damaged even if these treatments are provided soon after an AMI occurs. We are evaluating a number of therapeutic agents which would be delivered through our stent technology to reduce the amount of permanent damage to the heart muscle after an AMI.

Other Product Development Initiatives

In the ordinary course of our business, we negotiate with biotechnology and pharmaceutical companies to in-license additional compounds for use in the treatment of restenosis and for other indications.

Distribution Arrangements

To penetrate interventional cardiology markets outside the United States, as appropriate, we have entered into the following distribution agreements with respect to the commercialization of our products. These agreements primarily encompass distribution of our CoStar stent, although the distributors also have the right to distribute our bare cobalt chromium stent. Currently, we do not intend to commercialize our bare cobalt chromium stent.

Biotronik AG

In May 2004, our wholly-owned subsidiary, Conor Medsystems Ireland Limited, entered into an agreement with Biotronik under which Biotronik is the exclusive distributor of the CoStar stent in a territory covering all countries of the world except the United States, Japan, Australia, New Zealand, Korea, Pakistan, Kenya, Sri Lanka, Bangladesh, Tanzania and India. Within this territory, Biotronik is responsible for promoting, marketing and selling our CoStar stent. However, we will continue to be responsible for obtaining and maintaining marketing approvals throughout the territory described above. In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in many of the countries in the European Union through Biotronik. Biotronik can require us to use best efforts to seek regulatory approval in additional countries in Biotronik’s territory. We will pay a portion of the costs associated with securing such additional regulatory approvals, and the remainder will be paid by Biotronik. Under the agreement, Biotronik purchases stents from us at a transfer price equal to a fixed percentage of Biotronik’s average invoiced selling price less certain amounts. Absent early termination for the reasons set forth below, the agreement with Biotronik will continue in force until December 31, 2007, at which point it will automatically renew for an additional year unless one of the parties objects. Either party may terminate the agreement if:

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

St. Jude Medical

In November 2004, our wholly-owned subsidiary, Conor Medsystems Ireland Limited, entered into three related agreements with affiliates of St. Jude Medical, Inc. under which these entities agreed to be the exclusive distributors of our CoStar stent in Japan, Korea, New Zealand and Australia. Specifically, Getz Bros. Co., Ltd. agreed to be our exclusive distributor in Japan, St. Jude Medical Australia Pty. Ltd. agreed to be our exclusive distributor in Australia and New Zealand and St. Jude Medical (Hong Kong) Limited agreed to be our exclusive distributor in Korea. Within their respective territories, the St. Jude affiliates are responsible for promoting, marketing and selling our CoStar stent. In addition, the St. Jude affiliates are responsible for obtaining and maintaining any regulatory approvals in their respective territories, and these regulatory approvals are owned by the applicable affiliate. Under certain circumstances, including early termination of the agreements, we have the right to require that all regulatory approvals owned by the St. Jude affiliates be transferred to us in exchange for a one-time fee.

With respect to CoStar stents to be sold in Japan, Getz will purchase the stents from us at a transfer price equal to a fixed percentage of the reimbursement rate for drug-eluting stents that is published by the Japanese government. The transfer price for CoStar stents to be sold by the two other St. Jude affiliates are equal to a fixed percentage of the average selling price of our CoStar stent in the relevant territory.

Absent early termination for the reasons described below, all three agreements will continue in force for four years following the date on which the Japanese government approves our CoStar stent for reimbursement, at which point each agreement will automatically renew for an additional three years unless the respective affiliate has not met certain minimum purchase obligations under the agreement. Either party may terminate the agreement if the other party commits an uncured material breach of the agreement or if the other party becomes insolvent or files for bankruptcy. We may terminate all of the agreements if we or St. Jude undergo a change of control. In addition, if one of the St. Jude affiliates undergoes a change of control, we may terminate the agreement with that affiliate, unless the affiliate is Getz, in which case we may terminate all of the agreements. In order to exercise our termination rights under any of these change of control scenarios, we will need to pay a one-time fee. We have agreed to indemnify each of the St. Jude affiliates under certain circumstances if our products infringe the proprietary rights of others.

Interventional Technologies

In July 2004, our wholly-owned subsidiary, Conor Medsystems Ireland Limited, entered into an agreement with Interventional Technologies, Pvt., Ltd., or IVT, under which IVT is the exclusive distributor of our bare cobalt chromium stent and the CoStar stent in India, Pakistan, Bangladesh, Sri Lanka, Kenya and Tanzania. Within this territory, IVT is responsible for promoting, marketing and selling these stents. Under the agreement, IVT purchases stents from us at a fixed, per-unit price. Absent early termination for the reasons set forth below, the agreement with IVT will continue in force for three years and can be renewed for additional one year terms, subject to the mutual written agreement of the parties. Either party may terminate the agreement if the other party commits an uncured material breach of the agreement or if the other party becomes insolvent or files for bankruptcy. In addition, we can terminate the agreement at any time, subject to advance written notice to IVT, and we can terminate the agreement immediately if IVT undergoes a change of control event. In 2005, IVT began commercial sales of our CoStar stent in India and certain other countries.

Manufacturing and Raw Materials

We have a facility in Menlo Park, California. We use this facility to manufacture our stents for our regulatory and research and development activities. We have established manufacturing capacity in Athlone, Ireland to manufacture commercial quantities of our CoStar stent, for sale outside of the United States. Our 27,000 square foot manufacturing facility in Ireland became operational in the first quarter of 2005. This facility currently includes an approximately 5,000 square foot clean room, and we are currently building another approximately 5,000 square foot clean room that we expect to be operational in the second quarter of 2006. In addition, we are adding on approximately 7,000 square feet of office space in addition to the 27,000 square foot facility. When the construction is completed, our facility in Ireland will be approximately 34,000 square feet. Our facilities are required to meet regulatory standards applicable to the manufacture of products for clinical use and commercial sale.

We have developed proprietary automated drug-loading systems that allow therapeutic agents to be loaded into stents quickly and precisely. In this system, a number of stents are placed in an automated loading machine, and the precise locations of the individual holes on each stent are mapped by a high-speed computer vision system. The drug-polymer composition is then loaded into the drug reservoirs using a precision-guided jetting technology. Stents manufactured using this process reach a level of uniformity that we believe to be unmatched by conventional surface-coated drug-eluting stents.

We purchase many of the materials and components used in manufacturing our CoStar stent, some of which are custom made. Certain supplies are purchased from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain of our suppliers can be terminated by either party upon short notice, and only our supplier of laser-cut stents and our supplier of catheters have agreed to maintain a guaranteed level of production capacity based on our demand forecasts. Our agreement with our supplier of laser-cut stents terminates in July 2007, and our agreement with our supplier of catheters terminates in November 2006. Both agreements will terminate earlier in the event of our material breach that remains uncured. We cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the FDA approval process and the complex nature of the manufacturing processes employed by our suppliers. Production issues, including capacity constraints affecting our facilities or those of our suppliers can affect our ability to bring new or existing products to market.

In November 2005, we announced our purchase of substantially all of the assets of Phytogen Life Sciences Inc., including its inventory of finished paclitaxel, for approximately $3.8 million. Phyotgen previously supplied us with finished paclitaxel pursuant to a supply agreement. Under the terms of the supply agreement, we were obligated to pay Phytogen a royalty based on the sales of our CoStar stent. As a result of our acquisition of assets from Phytogen, our supply agreement with Phytogen and its royalty obligation under the supply agreement have been terminated.

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

There are a number of companies developing or marketing treatments for restenosis that are directly competitive with our technology. In particular, Boston Scientific Corporation has developed a paclitaxel-eluting stent, the TAXUS™ Express2™ stent, which is marketed in the United States, Europe and other international markets and the TAXUS™ Liberte™ stent which is marketed in Europe and other international markets. Johnson & Johnson has developed a stent coated with rapamycin, the CYPHER™ stent, which is marketed in the

United States and Europe. Guidant Corporation has developed an everolimus-eluting stent, the Xience™ V stent, which has received regulatory approval but is not yet marketed in Europe, and Medtronic Inc. has developed a drug-eluting stent, the Endeavor™ stent, which is marketed in Europe and other international markets. In addition, Biosensors International Group, Ltd.’s Netherlands-based subsidiary, Occam International B.V. and Sorin Biomedica S.p.A. have also commercially launched drug-eluting stents in Europe. The TAXUS™ Express2™ stent and the CYPHER™ stent are currently the only FDA approved drug-eluting stents in the United States. In addition, Abbott Laboratories is also developing a drug-eluting stent. Many of these companies claim that their drug-eluting stents provide the ability to control release kinetics.

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

Patents and Proprietary Rights

Overview

Intellectual property rights, including in particular patent rights, play a critical role in the drug-eluting stent sector of the medical device industry, and therefore in our business. Patents represent rights granted to the patent owner by the government of a particular country to exclude third parties from practicing an invention in that country. The invention may be a particular product, for example a stent, or a method for accomplishing an objective, such as a method to use a stent to treat restenosis, or a method to manufacture a stent. A patent typically consists of several “claims” that set out the boundaries of the inventive subject matter that a patent holder can prevent others from making, using, selling or offering to sell for the lifetime of the patent.

A patent owner generally may exclude third parties from commercializing a product that infringes at least one claim of the patent. Whether a product or its use infringes a patent claim is highly fact-specific and sometimes not apparent from the literal words of the claim. Parties involved in a patent dispute may not be able to predict with certainty whether a court will conclude that a product infringes a patent claim until the court interprets the claim. This uncertainty can be heightened in the United States by the doctrine of equivalents. Under this doctrine, a product that does not infringe the literal words of a patent claim may nevertheless be found to infringe the patent if, for example, it performs substantially the same function in substantially the same way to achieve substantially the same result as the invention to which the claim is directed.

In order for a patent to be enforceable by its owner, it must be valid. To be valid, the claims must satisfy the criteria established by the issuing government for granting a patent. The patent claim must describe something that is new, or “novel.” In addition, in the United States and some other countries, a claim for an invention is not patentable if, at the time the invention arose, it would have been “obvious” to an ordinary worker in that field. Whether a patent claim is novel and nonobvious is tested by comparison to the “prior art,” which is a term that refers to the total state of technology at the time of filing the patent application, which in general in the United States includes, among other things, publications in any language in any country, publicly available patent filings, public use in the United States, and offers for sale or sales.

In the United States, patents are issued by the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office. In the United States, federal courts or the U.S. Patent Office may subsequently decide that one or more claims contained in a patent are invalid, rendering those claims unenforceable against third parties. In the courts of the United States, issued patents have a presumption of validity and the party challenging the validity of a patent claim has the burden of proof, which can only be satisfied by clear and convincing evidence. By contrast, in a patent litigation the patent owner need only prove infringement by the “preponderance of the evidence” standard that is generally applicable in civil litigation.

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

Patents are issued and enforced on a country-by-country basis. In the European Union, there is a centralized process for seeking patents at the European Patent Office, or the EPO, although patents, once issued, are enforced on a country-by-country basis. In addition, once a patent is issued through the EPO centralized process, it can be challenged at the EPO by third parties in a proceeding known as an opposition. During the pendency of an opposition proceeding, the owner of the patent can still seek to enforce the patent on a country-by-country basis against purported infringers, although the courts of a given country may choose to stay, or suspend, the enforcement action pending resolution of the EPO opposition proceeding. As an alternative, parties affected by patents can file invalidation proceedings directly in a selected country, and the country will thereafter independently determine whether to wait for a decision on the EPO opposition (including any appeals that may be taken) or commence deciding the validity of the patent claims under the law of that country notwithstanding the EPO opposition process.

Our Patents and Proprietary Rights

We rely on intellectual property rights for the protection of our stent structures, catheters, drug delivery technologies and methods of manufacturing our CoStar stent and plan to rely on these rights to protect any other products that we may develop. We own a number of issued patents and pending patent applications in the United States and foreign countries and plan to file additional patent applications on inventions that are important to our business and that we believe are patentable.

As of March 10, 2006, we held 9 U.S. patents and had 74 pending U.S. patent applications and 10 foreign patents and 136 pending foreign patent applications (which include 15 international Patent Cooperation Treaty, or PCT, applications and 121 foreign national applications). The U.S. patents that related to our CoStar stent are:

•	U.S. Patent No. 6,241,762, entitled “Expandable Medical Device with Ductile Hinges,” which expires in 2018;

•	U.S. Patent No. 6,562,065, entitled “Expandable Medical Device with Beneficial Agent Delivery Mechanism,” which expires in 2018;

•	U.S. Patent No. 6,293,967, entitled “Expandable Medical Device with Ductile Hinges,” which expires in 2018;

•	U.S. Patent No. 6,527,799, entitled “Expandable Medical Device with Ductile Hinges,” which expires in 2018;

•	U.S. Patent No. 6,764,507, entitled “Expandable Medical Device with Improved Spatial Distribution,” which expires in 2020; and

•	U.S. Patent No. 6,964,680, entitled “Expandable Medical Device with Tapered Hinge,” which expires in 2022.

Applications for patents corresponding to the subject matter of U.S. Patent No. 6,241,762 have been filed in Europe, Israel, Japan, Korea, Australia and Canada. Patents, if issued on these pending foreign applications, will expire in 2018. In addition, 5 of our U.S. patents and 41 of our pending U.S. applications and 10 of our foreign patents and 96 of our foreign applications (including six PCT and 90 foreign national applications) have claims or subject matter directed to our CoStar stent. Patents relating to these applications, if issued, will expire between 2018 and 2025.

The other U.S. and foreign patent applications in our patent portfolio are directed generally to inventions relating to stent structures, catheters, drug delivery technologies, methods of manufacturing our stents and other products that we may develop.

To date, our patents have not been challenged by a third party, and we do not know whether, if challenged, they will be found to be valid and enforceable or how broadly the claims would be interpreted. As a result, we do not know how much practical protection our patent rights will afford us.

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. To protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our employees, consultants, and other third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Third-Party Patent Rights

The medical device industry in general, and the stent sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of bare metal stents or drug-eluting stents as well as the use of catheters to place stents. The owners of each of these patents could assert that the manufacture, use or sale of our CoStar stent infringes one or more claims of their patents. Each of these patents contains multiple claims, any one of which may be independently asserted against us on commercialization of our product. Many of the patents discussed below also have foreign equivalent patents in a number of other countries with claims of different scope which can be interpreted differently depending on the laws of the particular country.

The patent expiration dates indicated below assume that the indicated patents are not invalidated or extended prior to their scheduled expiration dates. Many of the patents discussed below have one or more equivalent foreign issued patents or related pending applications (in addition to any described in the summary below).

The fact that we list a patent below as a potential risk to us does not mean that we necessarily consider the patent either valid or enforceable or that a court would necessarily conclude that we infringe the patent. However, it may be determined by a court or otherwise that patents that have been issued or are issued in the future to third parties contain one or more valid claims that we infringe. There may be additional patents we are not aware of that relate to aspects of our technology that will materially and adversely affect our business. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business.

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

Boston Scientific purchased from NeoRx Corporation a series of patents, referred to as the “Kunz” patents, which relate to the use of paclitaxel to treat restenosis generally and also via a stent, including, without limitation, U.S. Patent Nos. 5,733,925, 5,811,447, 6,074,659, 6,171,609, 6,268,390, 6,306,421, 6,515,009, 6,599,928 and 6,663,881. There are other Kunz U.S. and foreign patent applications pending. Three Kunz patents, U.S. Patent No. 6,171,609, with a claim directed to a stent with a cytoskeletal inhibitor effective to inhibit stenosis or reduce restenosis following the placement of a stent, U.S. Patent No. 6,599,928, with claims directed to a method for maintaining vessel luminal area that includes inserting a stent that has a cytostatic agent that does not exhibit substantial cytotoxicity to reduce restenosis, and U.S. Patent No. 6,515,009 with claims directed to methods for maintaining vessel luminal area by administering dosage forms of a cytostatic amount of a cytoskeletal inhibitor which does not exhibit substantial cytotoxicity, have been asserted by Boston Scientific and Boston Scientific Scimed, Inc., or Scimed, a subsidiary of Boston Scientific, against Johnson & Johnson and Cordis in Federal District Court in Delaware. On March 11, 2005, the Federal District Court in Delaware dismissed all claims relating to the patents without the right to bring the claims in the future, and dismissed all counterclaims by Johnson & Johnson, Cordis and Guidant with the right to assert the counterclaims in the future. A trial date has been set for June 14, 2006 in another case brought by Scimed against Johnson & Johnson, Cordis and Guidant on U.S. Patent No. 6,251,920 which is related to the Kunz patents. The Kunz patents expire between 2011 and 2020.

Angiotech Pharmaceuticals, Inc. is the owner of a family of patents, sometimes referred to as the “Hunter” patents, U.S. Patent Nos. 5,716,981 and 6,544,544 and EP 0 706 376 and EP 1 155 690 (the “EP” designation indicates a patent issued by the European Patent Office), and has licensed from the U.S. government a family of other patents, sometimes referred to as the “Kinsella” patents, U.S. Patent Nos. 5,616,608, 6,429,232 and 6,403,635 and EP 0 711 158 and EP 1 118 325, that relate to the use of paclitaxel-coated stents to treat angiogenesis and restenosis (together referred to as the “Angiotech” patents). There are other Hunter and Kinsella patents and patent applications pending in the United States and in foreign countries. We understand that, in 1997, Angiotech granted co-exclusive sublicenses to Boston Scientific Corporation and Cook Inc. in the Angiotech patents. We also understand that this license has been converted to an exclusive license in the coronary vascular field of use to Boston Scientific and that Boston Scientific has obtained the right to sublicense the Angiotech patents. The Angiotech patents expire between 2013 and 2015.

EP 0 706 376 B1, one of the Hunter patents, was granted in May 1997 to Angiotech and was initially opposed at the EPO by five parties in a proceeding that commenced in March 1998. The Opposition Division of the EPO issued a decision in August 2000 that revoked the patent based on the unpatentability of a claim directed to the use of paclitaxel generally (without the reference to administration via a stent) to treat angiogenesis over certain prior art references, most notably PCT publication WO 93/11120 filed by Kopia, that generally described in June 1993 that paclitaxel is an antiproliferative that is useful in the treatment of restenosis. Angiotech appealed the decision of the Opposition Division to the European Technical Boards of Appeal. In a decision dated April 25, 2003, the European Technical Boards of Appeal sent the proceeding back to the Opposition Division for further consideration of the claims directed to a stent coated with a polymeric material that includes paclitaxel. On March 19, 2005, the Opposition Division rendered a decision allowing certain claims to a stent coated with paclitaxel or its analog or derivative and a polymer. If these proceedings are considered final, we may be required to challenge the validity in each European country designated as covered by EP 0 706 376 B1 in which we seek to commercialize our CoStar stent. We filed a Notice of Intervention on April 28, 2005 and Sahajanand Medical Technologies, Inc. filed a Notice of Intervention on June 17, 2005 seeking to become a party to an appeal of this decision. On November 18, 2005, the European Technical Board of Appeal gave a provisional non-binding opinion that the appeal is inadmissable. We intend to request oral proceedings on the admissibility of the appeal. A date has not yet been set for the oral proceedings.

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands, seeking: a declaration that our CoStar stent infringes EP 0 706 376 B1 in the Netherlands and other countries designated in EP 0 706 376 B1; an order that we and our affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that we not use our CE marketing approval, if obtained by us, for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring us to withdraw all information and documentation concerning the clinical trials we have conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring us to pay 2,460 euros per sale of our CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that we do not comply; an order that we indemnify Boston Scientific and Angiotech or surrender our profit on sales of our CoStar stent in countries covered by EP 0 706 376 B1; and an order that we pay the costs of the proceedings. We intend to vigorously defend ourselves in this proceeding. If we do not succeed in either invalidating EP 0 706 376 B1 or in establishing that the patent is not infringed by our CoStar stent, we will not be able to commercialize our CoStar stent in the Netherlands and we may not be able to commercialize our CoStar stent in other European countries designated in EP 0 706 376 B1 without a license from Boston Scientific, which may not be available to us on acceptable terms, or at all. A scheduling hearing has been set for April 2006. No trial date for these proceedings has been set. We are unable to predict the outcome of these proceedings.

On October 26, 2005, we initiated nullity proceedings against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of EP 0 706 376 B1. This patent is the subject of the legal proceedings asserted against us in the Netherlands by Boston Scientific and Angiotech. We are claiming that the patent is invalid based on prior art, the claims are not enabled by the patent specification, and other grounds. A trial on the merits in these proceedings is scheduled for October 27, 2006. We are unable to predict the outcome of these proceedings.

The Hunter patent EP 0 706 376 B1 is also at issue in other litigation in the Netherlands. For example, on January 27, 2006 a judge in the District Court in The Hague, Netherlands found that the coated paclitaxel-eluting stent developed by Biosensors International Group, Limited did not infringe the Hunter patent in the Netherlands and denied Angiotech and Boston Scientific a preliminary injunction. In another proceeding relating to this Hunter patent a hearing occurred on March 10, 2006 to determine whether the paclitaxel coated stent developed by Sahajanand Medical Technologies, Inc. infringes the Hunter patent.

On February 18, 2005, we initiated proceedings against Angiotech and the University of British Columbia in the High Court of Justice in the United Kingdom requesting that the court invalidate EP 0 706 376 B1 based on the grounds that all claims of the patent either lack novelty or are obvious in light of the state of scientific knowledge at the priority date of the patent. The trial for this proceeding began on October 4, 2005 and the High Court heard the parties’ closing arguments in mid-December. On February 24, 2006, the High Court of Justice rendered its decision that EP 0 706 376 B1 is invalid based on the grounds that the patent was obvious in light of the state of scientific knowledge at the priority date of the patent. Angiotech has announced that it intends to appeal the decision. We are unable to predict the outcome of the appellate proceedings.

On March 31, 2005, we filed an Application to Revoke Australian Patent Nos. 728873, 771815 and 693797 owned by Angiotech Pharmaceuticals and University of British Columbia in the Federal Court of Australia (Victoria District Registry), on the basis, among others, that the patents are invalid in light of the state of scientific knowledge as of the priority date of the patents and that they are not enabled for the claimed subject matter. We have also asserted that the patents are invalid because both Angiotech and the University of British Colombia are designated as owners of the patent, whereas in the United States on correspondingly similar claims, Angiotech is designated as the sole owner. On February 2, 2006, the Federal Court issued an order allowing us to proceed with our claim of invalidity on the basis that the University of British Colombia is not entitled to patents. Angiotech and the University of British Colombia have appealed the order. A hearing on the appeal is scheduled for May 2006. A trial for these proceedings has been rescheduled to begin on February 12, 2007. If the Federal

Court determines that the University of British Colombia is not entitled to patents, the patents may be revoked in a final decision. We are unable to predict the outcome of these proceedings. We are not currently conducting clinical trials in Australia on our CoStar stent, but we may seek to commercialize our CoStar stent in Australia in the future. If the Federal Court of Australia rules that these Australian patents are valid, then we may in the future need to litigate whether we infringe any of the valid claims. If we are found to infringe one or more valid claims, then we may not be able to commercialize our CoStar stent in Australia without a license from Boston Scientific, which may not be available to us on acceptable terms, or at all.

EP 0 711 158 B1, one of the Kinsella et al. patents, was granted in October 2003 to the U.S. government (and also licensed to Angiotech) with claims relating to a drug delivery system for local delivery of paclitaxel, which can be via a stent, as well as claims to the use of paclitaxel to reduce or prevent the development of atherosclerosis. EP 1 155 690 B1, one of the Hunter patents, was granted in September 2004 and claims a stent formed of a sleeve or mesh which includes an anti-angiogenic factor and a polymer. EP 0 809 515 B1, one of the Kunz patents, was granted in March 2004 and claims a stent with a matrix and a coating of a cytoskeletal inhibitor. Prior to the expiration of the opposition periods, we filed oppositions against these Kinsella, Hunter and Kunz claims based in part on prior disclosure of local delivery of paclitaxel and/or use of paclitaxel in treatment of atherosclerosis and restenosis in multiple prior art references. We are unable to predict the outcome of these proceedings.

Stent Structure

We are aware of a large number of U.S. patents issued to third parties relating to stent design. Because of the large number of patents in this field, it is particularly difficult to identify those patents that could materially and adversely affect our business.

On November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc., or Scimed, initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment, among other things, that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, adjudging that we have infringed the patent, preventing us from commercializing our CoStar stent in the United States, requiring us to pay damages, adjudging that our infringement was willful and trebling all damages awarded and requiring us to pay attorney fees, costs and expenses. No trial date has been set for these proceedings. We are unable to predict the outcome of these proceedings.

U.S. Patent No. 6,783,543, also one of the Jang patents purportedly assigned to Scimed, relates to an expandable stent with a plurality of cavities which are micro-holes or micro-slits that extend from the outer surface through the inner surface and which act as reservoirs for a substance. The patent expires in 2021.

Advanced Cardiovascular Systems, Inc., a subsidiary of Guidant, owns a series of patents, the “Lau” patents, including, but not limited to, U.S. Patent Nos. 5,421,955, 5,514,154, 6,066,167, 6,309,412, 6,432,133, 6,485,511, 6,596,022 and 6,689,159. The Lau patents claim stent structures including cylindrical elements and interconnecting elements. The Lau patents have been involved in a number of litigations, and the patents expire between 2011 and 2013.

Medinol, Ltd. owns a large number of U.S. patents and patent applications directed to stent designs, including U.S. Patent Nos. 5,449,373, 5,733,303, 5,843,120, 5,972,018, 5, 980,552, 6,059,811, 6,443,982, 6,461,381, 6,464,722, 6,508,834, 6,589,276, 6,635,084, and 6,875,228. The Medinol patents have been involved in a number of litigations. For example, Medinol sued Johnson and Johnson in a patent infringement action involving some but not all of the claims of U.S. Patent Nos. 5,733,303, 5,843,120 and 5,972,018. In January 2004, the U.S. Court of Appeals for the Federal Circuit held that most of the asserted claims were invalid as obvious, but that claim 13 of the ‘120 patent directed to a particular stent design was valid and infringed. Medinol is also involved in litigation or arbitration proceedings with Guidant and Boston Scientific based on these patents. In addition, Boston Scientific and others have asserted numerous oppositions to granted Medinol patents in Europe.

Three patents issued to Sorin Biomedica Cardio S.p.A., U.S. Patent Nos. 6,309,414, 6,565,602 and 6,616,690, generally relate to expandable stents for supporting the wall of the lumen of a vessel. The Sorin patents expire in 2017.

We are aware of U.S. Patent No. 6,656,162 to Santini, Jr., et al., owned by MicroCHIPS, Inc., with claims directed to a device for the controlled release of one or more drugs that include an implantable stent; at least two reservoirs in the stent and a release system contained in each of the at least two reservoirs, wherein the release system includes one or more drugs for release. The patent expires in 2020. We have filed an application with the U.S. Patent Office seeking to provoke an interference with this patent.

We are also aware of a number of patents issued to Palmaz, which are owned by Cordis including, without limitation, U.S. Patent Nos. 4,733,665, 4,776,337, 4,739,762 and 5,102,417, related to balloon expandable stents. These patents expire in 2005 and 2009.

Stent Delivery Catheters

In order to deliver a stent, a physician must use a catheter designed for stent delivery. Consequently, we plan to commercialize our CoStar stent in combination with a delivery catheter of our design. In particular, we are currently in clinical trials in the United States with a delivery catheter of a type referred to as a “rapid exchange” catheter, and are conducting research on the use of a number of other types of delivery catheter designs. We are aware of a number of patents relating to the design and use of catheters, including rapid exchange catheters that have been issued to third parties.

One family of patents, termed the “Lau” patents, U.S. Patent Nos. 6,488,694 and 6,527,789, directed to a rapid exchange catheter to deliver a stent, is owned by Advanced Cardiovascular Systems. The Lau patents expire in 2011.

Another family of patents, termed the “Yock” patents, including, without limitation, U.S. Patent Nos. 5,040,548, 5,061,273, 5,451,233, 5,749,888, 6,036,715, and 6,575,993, directed to a type of design of a rapid exchange catheter, is also owned by Advanced Cardiovascular Systems. The Yock patents expire in 2006, 2008 and 2015.

Another patent, termed the “Bonzel” patent relating to a rapid exchange catheter, U.S. Patent No. 4,762,129, is owned by Boston Scientific. The Bonzel patent relating to a rapid exchange catheter expired in 2005.

A family of patents, termed the “Pinchuk” patents owned by Cordis, including U.S. Patent Nos. 4,906,244, 5,108,415, 5,156,612, 5,236,659, 5,304,197, 5,356,591, 5,449,371, 5,738,653, 6,110,142, 6,500,146, and 6,500,148 relate to dilation catheters with balloons formed of nylon or similar high strength materials. The Pinchuk patents expire between 2008 and 2010.

Method of Manufacturing Coated Stents

We are aware of two patents, U.S. Patent Nos. 6,616,765 and 6,395,326, that are owned by Advanced Cardiovascular Systems, directed to the application of a material to a stent, and which are referred to as the “Castro” patents. The Castro patents expire in 2020.

Consequences of Infringement

All of the major companies in the stent and related markets, including Boston Scientific Corporation, Johnson & Johnson, Guidant Corporation and Medtronic, have been repeatedly involved in patent litigation relating to stents since at least 1997. As described above, Angiotech and Boston Scientific have initiated legal proceedings against us in the Netherlands seeking a declaration that our CoStar stent infringes Angiotech’s EP 0 706 376 B1 and seeking various orders preventing us from commercializing our CoStar stent in certain European countries, and requiring us, among other things, to pay damages. Also, on November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (Scimed) initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment, among other things, that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are seeking orders, among other things, preventing us from commercializing our CoStar stent in the United States and requiring us to pay damages. In addition, we have initiated legal proceedings in the United Kingdom, the Netherlands and in Australia seeking to revoke or invalidate certain of Angiotech’s Hunter patents. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to other large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, we believe that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of our CoStar stent based on one or more of these or other patents. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend against. We have also received correspondence from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting initiation of discussions.

If any patents are ultimately determined to contain one or more valid claims that we infringe, we may, among other things, be required to:

•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and sale of our products, including our CoStar stent, that infringe the patent rights of others, through a court-imposed sanction called an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.

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

Our conclusions regarding non-infringement and invalidity are based in part on a review of publicly available databases and other information. There may be information not available to, or otherwise not reviewed by, us that might change our conclusions. Moreover, as described above, the scope and validity of patent claims are determined based on many facts and circumstances, and in a litigation a court or jury may reach a different conclusion on any given patent claim than the conclusions that we have reached.

Title 35 Section 271(e) of the United States Code is known as the clinical trial safe harbor that allows parties to use a patented invention in the United States solely for uses reasonably related to developing information for submission to the FDA. While we believe that our clinical activities in the United States and outside of the United States would be covered by the safe harbor, there is no way to confirm such belief until the case is litigated. In addition, the U.S. safe harbor may not cover our stent manufacturing or other activities in the United States if those activities are not reasonably related to developing information for submission to the FDA.

See “Item 1A. Risk Factors—Risks Related to Our Intellectual Property—If any patent infringement or other intellectual property claims asserted against us are successful, we could be enjoined, or prevented, from developing and commercializing our CoStar stent or other product candidates,” “—If we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our market share, and, therefore, our revenues” and “—We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.”

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

After the FDA determines that a PMA is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted premarket approval application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the quality system regulations. Under the Medical Device User Fee and Modernization Act of 2002, the fee to submit a PMA can be up to $259,600 per PMA, but certain companies may qualify for a small business exemption. New PMAs or supplemental PMAs are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a PMA except that the supplement is limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Studies

A clinical study is almost always required to support a PMA and is sometimes required for 510(k) clearance. Clinical trials for a “significant risk” device require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the institutional review board overseeing the clinical trial. If the product is deemed a “non-significant risk” device under FDA regulations, only informed consent and approval from the institutional review board overseeing the clinical trial is required. We have received conditional approval of our IDE application from the FDA to permit commencement of our COSTAR II pivotal clinical trial. The FDA’s conditional approval of our IDE application allowed us to begin a limited enrollment in our COSTAR II trial. In December 2005, we received approval to expand enrollment to the full cohort of 1700 patients at up to 85 sites. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an institutional review board at the relevant clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, requirements. We, the FDA or the institutional review board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. The results of clinical testing may not be sufficient to obtain approval of the product.

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

The primary regulatory environment in Europe is that of the European Union, which encompasses nearly all the major countries in Europe. Other countries which are not part of the European Union, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted Directive 93/42/EEC on medical devices and numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which they are first marketed will be entitled to bear a CE Mark, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within European Union states. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for an implantable stent that incorporates a drug (which falls into class III), the method involves a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a product complies with applicable regulatory requirements. The manufacturer’s assessment will include a clinical evaluation of the conformity of the device with applicable regulatory requirements, which for a new drug-eluting stent will include the results of clinical studies.

The approval of a regulatory authority and of an ethics committee is required in order to undertake a clinical study in a European Union state. Where a medical device incorporates a drug, the requirements for safety, efficacy and quality of that drug as set out in the legislation governing pharmaceutical products must be satisfied, which requires approval of such aspects by a regulatory authority. National laws and guidelines regulate other aspects such as labeling and post-marketing due diligence requirements. Continued regular auditing and re-certification by a Notified Body is generally required for a class III device.

Outside of the European Union, the requirements to commercialize a medical device vary country by country. Some countries, such as Japan, have their own governmental approval process through which clinical trial data and other information are submitted to a regulatory authority. In other countries, a medical device may be commercialized if the product has been approved in the United States or is entitled to bear a CE Mark.

State of California

The State of California requires that we obtain two separate licenses, one to manufacture medical devices and the other to manufacture drugs, and subjects us to periodic inspection. Our facilities and manufacturing processes were inspected in March 2004. We passed the inspection and received both licenses from the Food and Drug Branch, or FDB, of the California Department of Health Services in June 2004. Both of these licenses expire and must be renewed in May 2006.

Research and Development

Since inception, we have devoted a significant amount of resources to develop our stent platform. During 2005, 2004 and 2003, we recorded $33.8 million, $18.8 million and $9.2 million, respectively, in research and development expenses.

Employees

As of December 31, 2005, we had 180 full time employees, 12 of whom hold Ph.D., M.D. or comparable degrees and 18 of whom hold other advanced degrees. Approximately 94 employees are engaged in research and development, approximately 66 are engaged in manufacturing activities and approximately 20 are engaged in business development, finance and other administrative functions. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers and other key employees as of February 28, 2006.

Name	Age	Position
Frank Litvack, M.D.	50	Chief Executive Officer and Chairman of the Board
John F. Shanley	56	Founder, Chief Technology Officer and Director
Azin Parhizgar, Ph.D.	46	Vice President, Chief Operating Officer
Michael Boennighausen	44	Vice President, Finance and Administration and Chief Financial Officer
Stephan H. Diaz	63	Vice President, Engineering and Pilot Production
Jeff Tillack	41	Vice President, Operations
David Rardin	44	Vice President, Marketing
Vicki Hacker	49	Vice President, Clinical Affairs

Executive Officers

Frank Litvack, M.D. has been chairman of our board of directors since 2002. In 2003, Dr. Litvack was appointed Chief Executive Officer. From 1999 to 2001, Dr. Litvack was Chairman and Chief Executive Officer of Fasturn Inc., a software company. Since 2000, Dr. Litvack has been a Professor of Medicine at University of California, Los Angeles. From 1989 until 1997, Dr. Litvack was a founder and director of Progressive Angioplasty Systems Inc., which was acquired by United States Surgical Corporation. Since 1996, Dr. Litvack has been a member of Calmedica, LLC. Since 1985, Dr. Litvack has been an attending cardiologist at Cedars-Sinai Medical Center. Dr. Litvack co-directed the Cardiovascular Intervention Center at Cedars-Sinai Medical Center from 1986 to 2000. Dr. Litvack holds an M.D. from McGill University.

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

Other Key Employees

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

David Rardin has been our Vice President of Marketing since December 2004. From 2001 to 2004, Mr. Rardin was the Vice President of Marketing and Sales for both Precision Wire Components, a medical device components manufacturer and Precision Vascular Systems, a medical device manufacturer. From 1997 to 2001, Mr. Rardin was with Medtronic AVE, a medical device company and held various positions, including Director of Global Marketing for both the Coronary and Peripheral groups. Mr. Rardin holds a B.S. in Business Management degree from the University of Oregon.

Vicki Hacker has been our Vice President of Clinical Affairs since June 2005. From 2004 to 2005, Ms. Hacker was Vice President of Clinical Affairs at Capnia, Inc., a pharmaceutical company. From 2000 to 2004, Ms. Hacker was Vice President at RITA Medical, Inc., a medical device company. Ms. Hacker was Director of Clinical Affairs at Cardima, Inc., a medical device company, from 1997 to 2000. Ms. Hacker holds a B.S. in Nursing from Rush University and a M.S.N. from San Jose State University.

Financial Information by Business Segment and Geographic Data

We operate in one business segment, which primarily focuses on the development and commercialization of controlled vascular drug delivery technologies. In 2005, we recognized 100% of our revenue from our distribution partners based in Europe and Asia. We did not recognize any revenue in 2004 or 2003. The information included in Note 7 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K is incorporated herein by reference.

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

Item 1A. Risk Factors

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

Risks Related to Intellectual Property

Intellectual property rights, including in particular patent rights, play a critical role in the drug-eluting stent sector of the medical device industry, and therefore in our business. We face significant risks relating to patents; both as to our own patent position as well as to patents held by third parties. These risks are summarized below. We have described in greater detail our patent position, and patents held by third parties that could impact our business, under “Item 1. Business—Patents and Proprietary Rights” in this Annual Report on Form 10-K. You should consider carefully the matters discussed under that caption and in the risk factors below in considering an investment in our common stock.

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

There are numerous U.S. and foreign issued patents and pending patent applications owned by third parties with patent claims in areas that are the focus of our product development efforts. We are aware of patents owned by third parties, to which we do not have licenses that relate to, among other things:

•	use of paclitaxel (in general or on a stent) to treat restenosis;

•	stent structure;

•	catheters used to deliver stents;

•	composition of materials or therapeutic agents used on or with stents; and

•	stent and catheter manufacturing processes.

A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific Corporation, Johnson & Johnson, Medtronic Inc. and Guidant Corporation. Several of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands seeking a declaration that our CoStar™ stent infringes European Patent No. 0 706 376 B1, one of the Hunter patents owned by Angiotech and licensed to Boston Scientific. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing us from commercializing our CoStar stent in many European countries and requiring us to pay damages. No trial date for these proceedings has been set. Also, on November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc., or Scimed initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment, among other things, that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing us from commercializing our CoStar stent in the United States and requiring us to pay damages. No trial date for these proceedings has been set. We are unable to predict the outcome of these legal proceedings. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to other large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, we believe that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of our CoStar stent based on one or more of these or other patents. We have also received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. A court may determine that these patents are valid and infringed by us. In addition, a lawsuit could seek to enjoin, or prevent our distributors from commercializing our CoStar stent. If a third party brings suit against our distributors it could materially affect our ability to generate revenue. For a description of patents that we consider to pose a material litigation risk to us, see the discussion under the caption “Business-Patents and Proprietary Rights-Third-Party Patent Rights” in this Annual Report on Form 10-K. There may be patents in addition to those described under that caption that relate to aspects of our technology and that may materially and adversely affect our business. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that pose a material risk to us.

The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. Some of the companies in these markets, such as Boston Scientific, Johnson & Johnson, Medtronic and Guidant, have been able to capture significant market share by introducing new technologies. These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and potential new entrants into the market. All of the major companies in the stent and related markets, including Boston Scientific, Johnson & Johnson, Guidant and Medtronic, have been repeatedly involved in patent litigation relating to stents since at least 1997. Ongoing patent litigation includes litigation between Boston Scientific and Johnson & Johnson relating to Boston Scientific’s drug-eluting stent and Johnson & Johnson’s drug-eluting stent. Each company is claiming that the other company infringes its intellectual property. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies, especially Boston Scientific and others against which we would compete directly, have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our CoStar stent and as indicated above, Angiotech and Boston Scientific have initiated legal proceedings in the Netherlands against us seeking to prevent us from commercializing our CoStar stent in certain European countries, and Boston Scientific and Scimed have initiated legal proceedings in Delaware against us seeking to prevent us from commercializing our CoStar stent in the United States. In addition, during the discovery process of any of these litigations we may be required to disclose proprietary or confidential information and trade secrets. Although a court would likely issue a protective order covering the information disclosed in the discovery process, there is some risk that such information could be disclosed to third parties, even if inadvertently. If proprietary and confidential information and trade secrets are disclosed to a third party, such party could try to use such information against us and to our detriment.

There are numerous U.S. and foreign issued patents and pending patent applications owned by third parties with patent claims in areas that are the focus of our product development efforts. If we or our distributors are found to infringe the patents described below, it could have a material adverse effect on our business and financial results.

Boston Scientific also owns a series of patents, known as the “Kunz” patents, which relate to the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent. It is possible that Boston Scientific could assert a patent infringement claim against us based on these patents.

Angiotech is the owner of a number of patents, sometimes referred to as the “Hunter” patents, and has licensed from the U.S. government a number of other patents, sometimes referred to as the “Kinsella” patents, that also claim the use of paclitaxel coated stents to treat angiogenesis and restenosis. Angiotech granted an exclusive license to Boston Scientific under these patents in the coronary vascular field of use. The legal proceedings initiated by Angiotech and Boston Scientific against us in the Netherlands allege that the CoStar stent infringes one of the Hunter patents. It is possible that Boston Scientific or Angiotech could assert other patent infringement claims against us based on these patents.

Boston Scientific purports to own or have rights to other patents that could have a material adverse effect on us. These include the “Jang” stent structure patents, including patents with claims relating to a stent with a plurality of cavities which are micro-holes or micro-slits which act as reservoirs for a substance and claims relating to an expandable stent having expansion columns and connecting strut columns. The legal proceedings initiated by Boston Scientific and Scimed against us in Delaware allege that our CoStar stent infringes one of the Jang patents. It is possible that Boston Scientific or Scimed could assert other patent infringement claims against us based on these patents.

In addition, Guidant owns a number of patents that could have a material adverse effect on us. These include the “Yock” family of patents that are directed to rapid exchange catheters, the “Lau” family of patents which claim rapid exchange catheters for stent delivery, another “Lau” family of patents directed to stent structures and the “Castro” patents, which are directed to a manufacturing process involving the application of a material to a stent. It is possible that Guidant could assert a patent infringement claim against us based on these patents.

Title 35 Section 271(e) of the United States Code is known as the clinical trial safe harbor that allows parties to use a patented invention in the United States solely for uses reasonably related to developing information for submission to the FDA. While we believe that our clinical activities in the United States and outside of the United States would be covered by the safe harbor, there is no way to confirm such belief until the case is litigated. In addition, the U.S. safe harbor may not cover our stent manufacturing or other activities in the United States if those activities are not reasonably related to developing information for submission to the FDA.

Whether we infringe any patent claim will not be known with certainty unless and until a court interprets the patent claim in the context of litigation. The outcome of patent litigation is subject to substantial uncertainties, especially in medical device-related patent cases that may, for example, turn on the interpretation of claim language by the court which may not be to our advantage, the jury’s ability to understand and interpret the technical and legal issues and also the testimony of experts as to technical facts upon which experts may reasonably disagree. If an infringement allegation is made against us, we may seek to invalidate the asserted patent claim, render the entire patent unenforceable and/or to allege non-infringement of the asserted patent claim. In Europe, individual country laws control the standard for patent invalidation, and the burden of proof to invalidate a particular claim can vary among countries. In order for us to invalidate a U.S. patent claim in court, we would need to rebut the presumption of validity afforded to issued patents in the United States with clear and convincing evidence of invalidity, which is a high burden of proof.

On February 18, 2005, we initiated legal proceedings in the High Court of Justice in the United Kingdom requesting that the court invalidate EP 0 706 376 B1, which is one of the Hunter patents owned by Angiotech and licensed to Boston Scientific that is the subject of the legal proceedings asserted against us in the Netherlands. The trial began on October 4, 2005, and the High Court of Justice heard the parties’ closing arguments in mid December 2005. On February 24, 2006, the High Court of Justice rendered its decision that EP 0 706 376 B1 is invalid based on the grounds that the patent was obvious in light of the state of scientific knowledge at the priority date of the patent. Angiotech announced that it intended to appeal the decision. We are unable to predict the outcome of the appellate proceedings.

On March 31, 2005, we filed an Application to Revoke Australian Patent Nos. 728873, 771815 and 693797 owned by Angiotech Pharmaceuticals and University of British Columbia in the Federal Court of Australia (Victoria District Registry), on the basis, among others, that the patents are invalid in light of the state of scientific knowledge as of the priority date of the patents and that they are not enabled for the claimed subject matter. We have also asserted that the patents are invalid because both Angiotech and the University of British Colombia are designated as owners of the patent, whereas in the United States on correspondingly similar claims, Angiotech is designated as the sole owner. On February 2, 2006, the Federal Court issued an order allowing us to proceed with our claim of invalidity on the basis that the University of British Colombia is not entitled to patents. Angiotech and the University of British Colombia have appealed the order. A hearing on the appeal is scheduled for May 2006. A trial for these proceedings has been rescheduled to begin on February 12, 2007. If the Federal Court determines that the University of British Colombia is not entitled to patents, the patents may be revoked in a final decision. We are unable to predict the outcome of these proceedings. We are not currently conducting clinical trials in Australia on our CoStar stent, but we may seek to commercialize our CoStar stent in Australia in the future. If the Federal Court of Australia rules that these Australian patents are valid, then we may in the future need to litigate whether we infringe any of the valid claims. If we are found to infringe one or more valid claims, then we may not be able to commercialize our CoStar stent in Australia without a license from Boston Scientific, which may not be available to us on acceptable terms, or at all.

On October 26, 2005, we initiated nullity proceedings against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of EP 0 706 376 B1, which is one of the Hunter patents owned by Angiotech and licensed to Boston Scientific. This patent is the subject of the legal proceedings asserted against us in the Netherlands by Boston Scientific and Angiotech. We are claiming that the patent is invalid based on prior art, the claims are not enabled by the patent specification, and other grounds. A trial on the merits in these proceedings is scheduled for October 27, 2006. We are unable to predict the outcome of these proceedings.

In the event that we are found to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:

•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and sale of our products, including our CoStar stent, that infringe the patent rights of others through a court-imposed sanction called an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.

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

In addition, many of our agreements, including our distribution agreements with Biotronik AG and the St. Jude Medical affiliates, our supply agreements for laser-cut stents and catheters and our license agreement with Novartis AG, require us to indemnify the other party in certain circumstances where our products have been found to infringe a patent or other proprietary rights of others. An indemnification claim against us may require us to pay substantial sums to the indemnified party, including its attorneys’ fees.

Intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.

There has been substantial litigation and other proceedings regarding patent and intellectual property rights in the medical device industry generally and the drug-eluting stent industry in particular. We are currently defending, and may in the future be forced to defend, claims of infringement brought by our competitors and others, and we may institute litigation against others who we believe are infringing our intellectual property rights. Our involvement in intellectual property litigation results in significant expense. Some of our competitors, such as Boston Scientific, Johnson & Johnson, Medtronic and Guidant, have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from bringing our CoStar stent to market and achieving market acceptance. We, on the other hand, are a company with comparatively few resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.

If third parties file patent applications or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, or in other proceedings outside the United States, including oppositions, to determine priority of invention or patentability. For example, we have filed an application seeking to provoke an interference with a patent owned by MicroCHIPS, Inc. with claims directed to an implantable stent having reservoirs and a system for releasing drugs contained in the reservoirs, as the priority date of the MicroCHIPS patent is after the priority date of our patent. Even if we are successful in these proceedings, we will incur substantial costs, and the time and attention of our management and scientific personnel could be diverted in pursuit of these proceedings.

If we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our market share, and, therefore, our revenues.

Our ability to protect our drug-eluting stent technology from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents relating to medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our drug-eluting stents or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing stents like ours, despite our patent rights.

The validity of our patent claims depends, in part, on whether prior art references described or rendered obvious our inventions as of the effective filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the validity of our issued patents or the patentability of our pending patent applications. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent Office for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to, our stent technologies. In the event that a third party has also filed a U.S. patent application covering our stents or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. It is possible that we may be unsuccessful in an interference, resulting in a loss of some portion or all of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

Risks Related to Our Business

We are depending heavily on the success of our CoStar stent. If we are unable to successfully commercialize our CoStar stent in Europe, the United States or other major markets or experience significant delays in doing so, our ability to generate revenue will be significantly delayed and our business will be harmed.

We have invested all of our product development time and resources in our drug-eluting stent technology, which we have initially commercialized in the form of our CoStar stent. We anticipate that our ability to generate meaningful revenues will depend on the successful commercialization of our CoStar stent in the European Union and the receipt of regulatory approval in the United States and other major markets.

The commercial success of our CoStar stent in Europe will depend upon manufacturing commercial supplies, successfully launching the product and acceptance of the product by the medical community and third-party payors as clinically useful, cost-effective and safe. Although our CoStar stent has received CE Mark approval in the European Union, if the data from our clinical trials is not satisfactory, we may not proceed with our planned filing of applications for regulatory approvals in the United States or other major markets, or we may be forced to delay the filings. Even if we file an application for approval with satisfactory clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our CoStar stent for very limited purposes with many restrictions on its use, may delay approval, or ultimately, may not grant marketing approval for our CoStar stent. Even if we do receive FDA or foreign regulatory approval, we may be unable to gain market acceptance by the medical community and third-party payors. If we are unable to successfully commercialize our CoStar stent in the United States or other major markets, our ability to generate revenue will be significantly impaired and our business will suffer.

We have limited manufacturing resources and experience, and if our manufacturing facilities are unable to provide an adequate supply of our CoStar stent, our growth could be limited and our business could be harmed.

We currently manufacture our CoStar stent for our COSTAR II U.S. pivotal clinical trial and for research and development purposes at our manufacturing facility in Menlo Park, California, and for commercial sale at our manufacturing facility in Athlone, Ireland. If there were a disruption to our existing manufacturing facilities, we would have no other means of manufacturing our CoStar stent until we were able to restore the manufacturing capability at our current facilities or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our CoStar stent for use in our current and planned clinical trials or for commercialization, or if our manufacturing process yields substandard stents, our regulatory, development and commercialization efforts would be delayed.

In order to produce our CoStar stent in the quantities that are required to meet our distributors’ forecasts, we have increased, or “scaled up,” the production process over the previous level of production. If the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, we may be unable to meet market demand and our revenues, business and financial prospects would be adversely affected. Furthermore, since we are dependent on a number of suppliers to supply us with laser cut stents and catheters, if our suppliers are unable to meet our requirements, our commercialization efforts would be impaired.

Additionally, any damage to or destruction of our facilities or our equipment, prolonged power outage or contamination at our facilities would significantly impair our ability to produce our CoStar stents. For example, because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations.

Quality issues in our manufacturing processes could delay commercialization of our CoStar stent and our clinical trials.

The production of our CoStar stent must occur in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. In addition, we must meet certain lot release specifications before our CoStar stent can be shipped to our distributors, including, among other things, the amount of drug loaded on the stent, the rate the drug is released in vitro, the level of impurities present in the drug polymer compositions and mechanical performance of our CoStar stent. If a particular lot fails to meet these lot release specifications, we will not be able to ship that lot to our distributors. If we are not able to maintain stringent quality controls, or if contamination problems arise, the commercialization of our CoStar stent and clinical trials could be delayed, which would harm our business and our results of operations.

Our CoStar stent may never achieve market acceptance.

Although our CoStar stent has received CE Mark approval in the European Union and may receive additional regulatory approvals in the United States and other foreign countries, it may not gain market acceptance among physicians, patients, health care payors and the medical community. The degree of market acceptance of our CoStar stent will depend on a number of factors, including:

•	the perceived effectiveness of our CoStar stent;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If our CoStar stent, does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate meaningful product revenue and we may not become profitable.

The majority of drug-eluting stents sold in the United States by Boston Scientific and Johnson & Johnson utilize rapid exchange catheters. If we are not able to develop a commercially acceptable rapid exchange catheter that does not infringe valid patent claims or if we are not able to license the rapid exchange catheter technology on acceptable terms, or at all, we may not be able to access a significant portion of the drug-eluting stent market in the United States.

If our distributors’ sales and marketing efforts are not successful or if we are unable to establish sales and marketing capabilities, our business may be harmed.

We do not have a sales organization and have no experience as a company in the sales, marketing and distribution of drug-eluting stents or any other medical devices. To market and sell our CoStar stent internationally, we have entered into distribution agreements with third parties. Our existing distribution agreements are generally short-term in duration, and we will have to pursue alternative distributors if the other parties to these distribution agreements terminate or elect not to renew their agreements with us. Under the terms of our distribution agreements, our distributors are responsible for the marketing and selling of our CoStar stent in their respective territories. None of our distributors have experience marketing and selling drug-eluting stents. We do not know whether our distributors’ sales and marketing efforts will be successful. If our relationships with our distributors do not progress as anticipated, or if their sales and marketing strategies are not successful, our business, financial condition and results of operations would be harmed.

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

The medical device industry is highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer and more effective than our CoStar stent or other products we may develop, our commercial opportunity will be reduced or eliminated.

The medical device industry is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the drug delivery field. If physicians, patients or hospitals opt to use our competitors’ products, our commercial opportunity will be reduced and our revenues will suffer.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the United States and abroad. Our principal competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In addition, our distributors will also face competition from established pharmaceutical and biotechnology companies with significantly greater financial and marketing resources and expertise in commercializing drug-eluting stents.

For example, Johnson & Johnson and Boston Scientific, two companies with far greater financial and marketing resources than we possess, have both developed, and are actively marketing, drug-eluting stents which have been approved by the FDA. In addition, in August 2005, Medtronic Inc. commercially launched its Endeavor™ drug-eluting coronary stent in the European Union. We may be unable to demonstrate that our CoStar stent offers any advantages over Johnson & Johnson’s CYPHER™ stent, Boston Scientific’s TAXUS™ Express2™ stent or Medtronic’s Endeavor™ stent. In addition, in September 2005, Boston Scientific announced that it had received CE Mark approval for commercial sale of its TAXUS™ Liberte™ paclitaxel-eluting coronary stent system. A number of other companies such as Biosensors International Group, Ltd.’s Netherlands-based subsidiary, Occam International B.V. and Sorin Biomedica S.p.A. have also commercially launched drug-eluting stents in Europe. Abbott Laboratories is also developing a drug-eluting stent. In January 2006, Guidant announced that it received CE Mark approval for its Xience™ V Everolimus-Eluting Coronary Stent System and plans to launch the device in the second quarter of 2006. In addition, Guidant has announced that it completed enrollment in its SPIRIT II and SPIRIT III clinical trials. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

Our competitors may:

•	develop and patent processes or products earlier than us;

•	obtain regulatory approvals for competing products more rapidly than us; and

•	develop more effective or less expensive products or technologies that render our technology or product candidates obsolete or non-competitive.

The industry in which we operate has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances are made. Our competitors may develop and commercialize stents or other medical device or pharmaceutical products that are safer or more effective, have fewer side effects or are less expensive than any products that we may develop. For example, we are aware of companies that are developing various other less-invasive technologies for treating cardiovascular disease, which could make our stent platform obsolete. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. In addition, as more drug-eluting stents are approved for sale in the major markets, the price paid for drug-eluting stents may decline. If the price paid for drug-eluting stents declines, our ability to generate revenue will suffer.

If we fail to obtain an adequate level of reimbursement for our CoStar stent by third-party payors, there may be no commercially viable markets for our CoStar stent or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third-party payors affect the market for our CoStar stent. The efficacy, safety, performance and cost-effectiveness of our CoStar stent and of any competing products will determine the availability and level of reimbursement. If we are not able to obtain an adequate level of reimbursement for our CoStar stent by government sponsored healthcare or private insurance, the market may be much smaller than we expect. In addition, reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, even those in the European Union where our CoStar stent has received CE Mark approval, we may be required to produce additional clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our CoStar stent in the international markets in which those approvals are sought, including in the European Union.

We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our CoStar stent and other products currently under development and limit our ability to sell our CoStar stent and other product candidates on a profitable basis. In addition, third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our CoStar stent or other products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our CoStar stent or other products would be impaired and our future revenues would be adversely affected.

We depend on single source suppliers for our CoStar stent components and the manufacturing components used in our CoStar stent. The loss of these suppliers could delay or prevent commercialization or delay our clinical trials of our CoStar stent.

We rely on third parties to supply us with the critical components used in our CoStar stent. In November 2005, we purchased substantially all of the assets of Phytogen Life Sciences Inc. pursuant to an order of the bankruptcy court. If the Phytogen paclitaxel purchased by us does not meet quality or other specifications, the commercialization of our CoStar stent could be prevented or delayed. We have obtained paclitaxel from another qualified supplier, but we have not yet used it for commercial production.

We do not have long-term contracts with our third-party suppliers of stent delivery catheters, polymers or the cobalt chromium tubing and laser-precision cutting process required to produce our CoStar stent. In addition, we do not have long-term contracts with our third-party suppliers of some of the equipment and components that are used in our manufacturing process. Except for the suppliers of our laser-cut stents and stent delivery catheters, none of our suppliers have agreed to maintain a guaranteed level of production capacity. Furthermore, suppliers that have guaranteed a level of production capacity may still be unable to satisfy our supply needs. If any of our suppliers are unable to meet our forecasts our ability to manufacture our CoStar stent may be impaired. Establishing additional or replacement suppliers for these components may take a substantial amount of time. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments to us. Some of the manufacturers of stent components are also our competitors and may be reluctant to supply components to us on favorable terms, if at all.

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

Our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we fail to achieve or maintain regulatory approval for these manufacturing facilities, our business and our results of operations would be harmed.

Commercialization of our CoStar stent and completion of our clinical trials require the use of manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our CoStar stent and other product candidates. While our manufacturing facility in Ireland has received the requisite foreign regulatory approval, the FDA must also approve the facilities that manufacture our CoStar stent and other product candidates for U.S. commercial purposes, as well as the manufacturing processes and specifications for our CoStar stent and other product candidates. Suppliers of components of, and products used to manufacture, our CoStar stent and other product candidates must also comply with FDA and foreign regulatory requirements, which often require significant time, money and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If we or our suppliers do not achieve or maintain required regulatory approval for our manufacturing operations, our commercialization efforts could be delayed, which would harm our business and our results of operations. In addition, from time to time, suppliers are required to provide information to, and answer questions of, the regulatory authorities. If our suppliers are unable to satisfactorily respond to the regulatory authorities’ requests for information, we may experience delays in obtaining, or may not maintain or obtain, regulatory approvals for our CoStar stent or other product candidates.

If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our CoStar stent, our CoStar stent could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our CoStar stent and other potential products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing problems or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

If we are unable to manage our expected growth, we may not be able to successfully commercialize our CoStar stent and other product candidates.

We expect to rapidly expand our operations and grow our research and development, product development and administrative operations. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational and financial resources. In particular, the commencement of our U.S. pivotal clinical trial has consumed a significant portion of management’s time and our financial resources, and we expect that our U.S. pivotal clinical trial will continue to consume a significant portion of management’s time and our financial resources. To manage any further growth and to commercialize our CoStar stent in the European Union, the United States and other major markets, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

Even though our CoStar stent has received CE Mark approval, we do not have the necessary regulatory approvals to market our CoStar stent or any other product candidates in the United States or other major markets, and we may never obtain regulatory approval.

In February 2006, our CoStar stent received CE Mark approval, and we commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG. We do not have the necessary regulatory approvals to market our CoStar stent or any other product in the United States or major markets, other than the European Union. Our CoStar stent and our operations are subject to extensive regulation in the United States by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Our CoStar stent is a combination product that will be regulated primarily as a class III medical device in the United States. The regulatory approval process for our CoStar stent in the United States involves, among other things, obtaining FDA approval of an investigational device exemption, or IDE, application, successfully completing clinical trials and obtaining FDA approval of a premarket approval application, or PMA. We received conditional approval of our IDE application from the FDA to commence enrollment or our COSTAR II pivotal clinical trial. In December 2005, we received approval to expand enrollment to the full cohort of 1700 patients at up to 85 sites. The premarket approval process can be expensive and uncertain, requires detailed and comprehensive scientific and other data, generally takes several years and may never result in the FDA granting premarket approval. We cannot assure you that we will obtain the necessary regulatory approvals to market our CoStar stent in the United States.

Our CoStar stent is currently marketed in the European Union and other international markets, and we intend to expand the markets in which our CoStar stent is commercialized. To be able to market and sell our CoStar stent in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and although our CoStar stent has received CE Mark approval in the European Union, we cannot be certain that we will receive regulatory approvals in all foreign countries in which we plan to market our CoStar stent. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. If we fail to obtain regulatory approval in any foreign country in which we plan to market our CoStar stent, our ability to generate revenues will be harmed.

In addition to the European Union, we are currently commercializing our CoStar stent in certain countries outside of the United States and Japan that do not require regulatory approval. These and other countries that do not currently require regulatory approval to market our products may in the future require regulatory approval.

Before marketing our CoStar stent or any other product candidate in the United States or other markets, we must successfully complete pre-clinical studies and clinical trials that demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical testing, is a long, expensive and uncertain process and is subject to delays. It may take us several years to complete our testing, if at all, and a clinical trial may fail at any stage. If our pre-clinical studies and clinical trials fail to demonstrate that our product candidates are safe and effective, our ability to commercialize our product candidates will be substantially impaired.

We have designed the protocol of our U.S. pivotal clinical trial for our CoStar stent based in part on prior clinical trials that used different stents. The results of these prior clinical trials may not be indicative of the clinical results we would obtain for our U.S. pivotal clinical trial.

Our clinical efforts are currently focused on the commercialization of our CoStar stent, which is a cobalt chromium, paclitaxel-eluting stent. We have only limited clinical data on our CoStar stent, which we derived from the EuroSTAR and COSTAR I trials. Our other prior clinical trials used either a bare metal stainless steel stent or a stainless steel, paclitaxel-eluting stent. In addition to using a different metal than used in our CoStar stent, the stainless steel stent had slightly different dimensions than our CoStar stent. We have designed the protocol, including the dosage formulations, for our U.S. pivotal clinical trial based on the results of these prior clinical trials. This trial has been designed in large part based on the results of our PISCES study, which used a stainless steel, paclitaxel-eluting form of our stent technology, as well as on the results of our COSTAR I and EuroSTAR trials.

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

The clinical results that we have reported to date are limited to four- and twelve-month follow-up data from our PISCES study, six- and twelve-month follow-up data from our EuroSTAR trial, and four- and twelve-month follow-up data from our COSTAR I trial. Our U.S. pivotal clinical trial, COSTAR II, will require at least eight-month follow-up data. While the stainless steel, paclitaxel-eluting stent has shown favorable results after twelve months in our PISCES study and our CoStar stent has shown favorable results after twelve months in our COSTAR I trial and our EuroSTAR trial, it is possible that the long-term results we obtain with our CoStar stent in our U.S. pivotal clinical trial may not show similar effectiveness. In addition, any pre-clinical or clinical tests may fail to produce results satisfactory to the FDA or foreign regulatory authorities.

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

Clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. For example, our U.S. pivotal clinical trial for our CoStar stent, COSTAR II, is designed to enroll approximately 1,700 patients at up to 85 sites. Patient enrollment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our CoStar stent, or they may be persuaded to participate in contemporaneous trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical effects unrelated to our CoStar stent. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.

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

Our U.S. pivotal clinical trial of our CoStar stent could be significantly delayed or harmed if we experience problems with the stent to be used in the control group for this trial. Boston Scientific’s TAXUS™ Express2™ stent is being used as the control stent in our U.S. pivotal clinical trial. In July 2004, Boston Scientific announced the recall of approximately 85,000 TAXUS™ Express2™ stent systems and approximately 11,000 Express2™ stent systems due to characteristics in the delivery catheters that have the potential to impede balloon deflation during a coronary angioplasty procedure. In August 2004, Boston Scientific announced that it would recall an additional 3,000 TAXUS™ Express2™ stents. In addition, in January 2006, Boston Scientific announced that it had received a corporate warning letter from the FDA related to procedures, processes and timeliness of Boston Scientific’s corporate quality management system. If during the enrollment and treatment period for our U.S. pivotal clinical trial, there is a recall of the control stent or the control stent is removed from the market, our trial would likely be substantially delayed. In addition, if certain sites decide not to participate or to cease participation in the trial because of a determination not to use the control stent, our U.S. pivotal clinical trial may be delayed. The FDA could also require us to redesign the trial based on an alternative control stent. Any significant delay or redesign would significantly delay and potentially impair our ability to commercialize our CoStar stent in the U.S.

Our product candidates are based on a new technology, and we have only limited experience in regulatory affairs, which may affect our ability or the time required to obtain necessary regulatory approvals, if at all.

Drug-eluting stents were introduced in the U.S. marketplace in 2003. To date, the FDA has approved only Boston Scientific’s TAXUS™ Express2™ and Johnson & Johnson’s CYPHER™ drug-eluting stents for commercial sale. Because drug-eluting stents are relatively new, regulatory agencies, including the FDA, may be slower in evaluating product candidates. For example, there are currently several measures of restenosis, including binary restenosis rate, in-stent late loss, in-segment late loss, percentage volume obstruction and percentage diameter loss. Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric. It has not been settled which of these metrics, or another metric, is the ideal measure for evaluating the clinical effectiveness of stents. It is possible that a change in the accepted metrics may result in reconfiguration and delays in our clinical trials or our CoStar stent being considered not to be clinically effective.

Furthermore, unlike surface-coated stents, our product candidates are based on drug delivery polymer reservoirs and the use of a bioresorbable polymer. Because there are currently no approved products based on this technology, the regulatory requirements governing this type of product may be more rigorous or less clearly established than those for already approved surface-coated stents or other vascular drug delivery devices. In addition, our CoStar stent has not been approved for use as a bare stent, and we do not expect to obtain FDA approval for this stent as a bare stent prior to filing our PMA with the FDA. We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our product candidates are safe and effective before they can be approved for commercial sale. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical staff is limited. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals for our product candidates.

Pre-clinical development is a long, expensive and uncertain process, and we may terminate one or more of our pre-clinical development programs.

We may determine that certain pre-clinical product candidates or programs do not have sufficient potential to warrant the allocation of resources, such as the potential development of our stent technology for the treatment of an AMI. Accordingly, we may elect to terminate our programs for such product candidates. If we terminate a pre-clinical program in which we have invested significant resources, our prospects will suffer, as we will have expended resources on a program that will not provide a return on our investment and will have missed the opportunity to have allocated those resources to potentially more productive uses.

We may not be successful in our efforts to expand our portfolio of products and develop additional drug delivery technologies.

A key element of our strategy is to discover, develop and commercialize a portfolio of new products in addition to our CoStar stent. We are seeking to do so through our internal research programs and intend to explore strategic collaborations for the development of new products utilizing our stent technology, such as the development of a bioresorbable drug-eluting stent for the treatment of restenosis and other vascular disorders. Research programs to identify new disease targets, product candidates and delivery techniques require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Our strategy also includes exploring the use of compounds and drugs other than paclitaxel, such as pimecrolimus, for the treatment of restenosis and other indications. We may not be able obtain any necessary licenses to promising compounds or drugs on reasonable terms, if at all. In addition, our strategy includes substantial reliance on strategic collaborations with others to develop new products. If these collaborators do not prioritize and commit substantial resources to these collaborations, or if we are unable to secure successful collaborations on acceptable business terms, we may be unable to discover suitable potential product candidates or develop additional delivery technologies and our business prospects will suffer.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have a limited operating history. As of December 31, 2005, we had an accumulated deficit of $103.1 million. We have incurred net losses in each year since our inception in 1999. We expect to continue to incur operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated significant product revenues. We have financed our operations and internal growth primarily through private placements of equity securities and convertible promissory notes, as well as our initial public offering of our common stock. We have devoted substantially all of our efforts to research and development, including clinical trials and to commercialization of our CoStar stent.

We expect our research and development expenses to increase in connection with the conduct of our clinical trials. As a public company, our general and administrative and legal costs have increased in part due to the additional operational and regulatory burdens applicable to public companies. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from commercialization and product development activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Moreover, as a result of our CoStar stent receiving CE Mark approval, we expect to incur increased manufacturing expenses and will incur significant sales and marketing expenses if our CoStar stent is approved by the FDA.

We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We may need to raise substantial additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development;

•	scale up our manufacturing operations to meet increased demand;

•	defend, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights; and

•	commercialize our CoStar stent and other product candidates, if any such product candidates receive regulatory approval for commercial sale.

We believe that our cash and cash equivalent balances, as well as the interest we earn on these balances and revenues from future product sales will be sufficient to meet our anticipated cash requirements through at least the first half of 2007. However, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of establishing clinical and commercial supplies of our CoStar stent and any other products or product candidates that we may develop;

•	the cost of building additional commercial scale manufacturing capabilities;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	licensing technologies for future development;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We may never be able to generate sufficient amounts of product revenue to meet our cash needs.

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

We are highly dependent on our Chairman and Chief Executive Officer, Dr. Frank Litvack, our Chief Technology Officer, John F. Shanley, our Chief Operating Officer, Dr. Azin Parhizgar, our Vice President of Engineering and Pilot Production, Stephen H. Diaz and our other officers. Due to the specialized knowledge each of our officers possess with respect to interventional cardiology and our operations, the loss of service of any of our officers could delay or prevent the successful completion of our clinical trials and the commercialization of our CoStar stent. Each of our officers may terminate their employment without notice and without cause or good reason. We do not carry key person life insurance on our officers.

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

Our current distribution agreement with Biotronik AG provides for payments to us in euros. In addition, we have established a manufacturing facility in Ireland, for which we incur expenses, including construction expenses, rental payments and employee salaries, denominated in euros. Our contracts for conducting certain of our clinical trials in Europe are also denominated in euros. Accordingly, if the euro strengthens against the U.S. dollar, our expenses related to our foreign clinical trials and Ireland facilities will increase, and if the U.S. dollar strengthens against the euro, our payments from Biotronik will decrease.

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices. We may be subject to product liability claims if our stents cause, or merely appear to have caused, an injury. Claims may be made by consumers, healthcare providers, third-party strategic collaborators or others selling our products. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. In addition, if any product candidates that we may develop are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

These liabilities could prevent or interfere with our commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit clinical trial volunteers or result in reduced acceptance of our products in the market.

If we initiate a product recall our ability to generate revenue will be significantly impaired.

There is a possibility that defects in the structure or manufacture of our CoStar stent might necessitate a product recall. A recall could significantly impair our ability to generate revenue and could have a material adverse effect on our stock price. In addition, any claims arising out of a recall with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of December 31, 2005, beneficially owned approximately 34.6% of our common stock. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

There are many events that may influence the market price for our common stock, including:

•	results of our clinical trials;

•	developments or disputes concerning patents or other intellectual property rights;

•	litigation developments, including developments in our patient litigations;

•	competition in the drug-eluting stent market;

•	failure of our CoStar stent, to achieve commercial success in the European Union;

•	regulatory developments in the United States and foreign countries;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

In addition, from time to time, we publicly announce (including in this Annual Report on Form 10-K) the estimated timing of the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones include the enrollment of patients in our clinical trials, the release of data from our clinical trials and other clinical and regulatory events, including the submission to the FDA of a PMA for our CoStar stent. If we do not achieve our projected development goals in the time frames we announce and expect, our stock price may decline. In addition, during the course of our legal proceedings and lawsuits, we may publicly announce the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock. A decline in the market price of our common stock could cause you to lose some or all of your investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

If there are substantial sales of our common stock, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of February 28, 2006, we had 33,808,337 outstanding shares of common stock. Of these shares, all of the 6,900,000 shares sold in our initial public offering were freely tradeable without restriction or further registration unless purchased by our affiliates. Of the remaining 26,908,337 shares of common stock outstanding as of February 28, 2006, 26,756,023 shares were immediately eligible for sale in the public market, subject in some cases to the volume, manner of sale and other limitations under Rule 144 or Rule

701 and vesting in the case of early exercised options; and 152,314 shares will become eligible for sale in the public market under Rule 144 from time to time upon expiration of their respective holding periods.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2005, we had leased an approximately 55,000 square foot facility in Menlo Park, California for our headquarters and as the base for regulatory and research and development activities. This lease expires in August 2008. In February 2005, we entered into a ten-year lease, which has an option for an additional ten year term, for an approximately 27,000 square foot manufacturing facility in Athlone, Ireland. In addition, we are adding on approximately 7,000 square feet of office space to the existing facility. This facility currently includes an approximately 5,000 square foot clean room, and we are building another approximately 5,000 square foot clean room that we expect to be operational in the second quarter of 2006. When the construction is completed, our facility in Ireland will be approximately 34,000 square feet. We believe that with the lease of the additional space in Menlo Park, California, our facilities will be sufficient to meet our needs into 2007.

Item 3. Legal Proceedings.

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands, seeking: a declaration that our CoStar™ stent infringes European Patent No. (EP) 0 706 376 B1 in the Netherlands and other countries designated in EP 0 706 376 B1; an order that we and our affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that we not use our CE marketing approval for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring us to withdraw all information and documentation concerning the clinical trials we have conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring us to pay 2,460 euros per sale of our CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that we do not comply; an order that we indemnify Boston Scientific and Angiotech or surrender our profit on sales of our CoStar stent in countries covered by EP 0 706 376 B1; and an order that we pay the costs of the proceedings. We intend to vigorously defend ourselves in this proceeding. If we do not succeed in either invalidating EP 0 706 376 B1 or in establishing that the patent is not infringed by our CoStar stent, we will not be able to commercialize our CoStar stent in the Netherlands and we may not be able to commercialize our CoStar stent in other European countries designated in EP 0 706 376 B1 without a license from Boston Scientific, which may not be available to us on acceptable terms, or at all. A scheduling hearing has been set for April 2006. No trial date for these proceedings has been set.

On November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (Scimed) initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment, among other things, that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, adjudging that we have infringed the patent, preventing us from commercializing our CoStar stent in the United States, requiring us to pay damages, adjudging that our infringement was willful and trebling all damages awarded and requiring us to pay attorney fees, costs and expenses. We intend to vigorously defend ourselves in this proceeding. If we do not succeed in either invalidating U.S. Patent No. 5,922,021 or in defending against Boston Scientific’s charge that the patent is not infringed by our CoStar stent, we will not be able to commercialize our CoStar stent in the United States without a license from Boston Scientific and Scimed which may not be available to us on acceptable terms, or at all. No trial date has been set for these proceedings.

On February 18, 2005, we initiated proceedings against Angiotech and the University of British Columbia in the High Court of Justice in the United Kingdom requesting that the court invalidate EP 0 706 376 B1 based on the grounds that all claims of the patent either lack novelty or are obvious in light of the state of scientific knowledge at the priority date of the patent. The trial began on October 4, 2005, and the High Court heard the parties’ closing arguments in mid December 2005. On February 24, 2006, the High Court of Justice rendered its decision that EP 0 706 376 B1 is invalid based on the grounds that the patent was obvious in light of the state of scientific knowledge at the priority date of the patent. Angiotech has announced that it intends to appeal the decision. We are unable to predict the outcome of the appellate proceedings.

On March 31, 2005, we filed an Application to Revoke Australian Patent Nos. 728873, 771815 and 693797 owned by Angiotech and University of British Columbia in the Federal Court of Australia (Victoria District Registry), on the basis, among others, that the patents are invalid in light of the state of scientific knowledge as of the priority date of the patents and that they are not enabled for the claimed subject matter. We have also asserted that the patents are invalid because both Angiotech and the University of British Colombia are designated as owners of the patent, whereas in the United States on correspondingly similar claims, Angiotech is designated as the sole owner. On February 2, 2006, the Federal Court issued an order allowing us to proceed with our claim of invalidity on the basis that the University of British Colombia is not entitled to patents. Angiotech and the University of British Colombia have appealed the order. A hearing on the appeal is scheduled for May 2006. A trial for these proceedings has been rescheduled to begin on February 12, 2007. If the Federal Court determines that the University of British Colombia is not entitled to patents, the patents may be revoked in a final decision. We are unable to predict the outcome of these proceedings. We are not currently conducting clinical trials in Australia on our CoStar stent, but we may seek to commercialize our CoStar stent in Australia in the future. If the Federal Court of Australia rules that these Australian patents are valid, then we may in the future need to litigate whether we infringe any of the valid claims. If we are found to infringe one or more valid claims, then we may not be able to commercialize our CoStar stent in Australia without a license from Boston Scientific, which may not be available to us on acceptable terms, or at all.

On October 26, 2005, we initiated nullity proceedings against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of EP 0 706 376 B1, which is one of the Hunter patents owned by Angiotech and licensed to Boston Scientific that is the subject of the legal proceedings asserted against us in the Netherlands. The revocation has been requested based on the grounds that the patent is invalid based on prior art, the claims are not enabled by the patent specification, and other grounds. A trial on the merits in these proceedings is scheduled for October 27, 2006.

We cannot predict the outcome of the legal proceedings we initiated against Angiotech and the University of British Columbia in the United Kingdom, Australia or the Netherlands, nor can we predict the outcome of the legal proceedings initiated against us by Boston Scientific and Angiotech in the Netherlands and Boston Scientific and Scimed in Delaware. Moreover, we cannot predict the cost of such litigation, which may require a substantial diversion of our financial assets and other resources and consequently prevent us from allocating sufficient resources to the development of our CoStar stent. In the event that we are found to infringe any valid patent claim held by Angiotech or Boston Scientific (as Angiotech’s licensee) or Boston Scientific and Scimed we may, among other things, be required to:

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

In addition, if the outcomes of the legal proceedings we initiated against Angiotech and the University of British Columbia in the United Kingdom, Australia or the Netherlands are not favorable to us, we are likely to be found liable for the opposing parties’ costs incurred in connection with the legal proceedings, and we could be found liable for an award of additional damages to the opposing parties if the court decides that our requests to invalidate patents are without sufficient merit or not pursued in good faith. Further, it is not uncommon in cases of this kind for a defendant to assert counterclaims, which could significantly increase our costs, potential liability for damages, and other risks arising from these legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq National Market under the symbol “CONR.” The following table sets forth the high and low closing prices of our common stock for the periods indicated as reported by Nasdaq:

	High	Low
2005
First Quarter (ending March 31, 2005)	$17.96	$13.08
Second Quarter (ending June 30, 2005)	$16.23	$13.04
Third Quarter (ending September 30, 2005)	$23.50	$15.59
Fourth Quarter (ending December 31, 2005)	$23.81	$18.23

2004
Fourth Quarter (from December 14, 2004)	$13.90	$12.90

The closing price for our common stock as reported by the Nasdaq National Market on February 28, 2006 was $25.75 per share.

As of February 28, 2006, there were approximately 208 stockholders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock are not the holders of record.

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-119174), that was declared effective by the Securities and Exchange Commission on December 13, 2004, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-121224) on December 14, 2004, pursuant to which we and a selling stockholder sold all 6,900,000 shares of our common stock that were registered. We did not receive any portion of the $3.1 million in net proceeds received by the selling stockholder in the offering. Of the $78.1 million in net proceeds received by us in the offering, after deducting offering expenses and underwriting discounts and commissions:

•	approximately $48.2 million was used to fund ongoing operations, including the development of our products and our clinical trials and research programs, and for working capital and general corporate purposes; and

•	the remainder of the net proceeds from the offering, approximately $29.9 million, remains invested in liquid money market accounts.

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

Item 6. Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005 and 2004, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data at December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not indicative of the results to be expected in the future.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Product sales	$2,264	$—	$—	$—	$—
Contract revenue	—	—	—	67	—

Total revenue	2,264	—	—	67	—
Cost of sales	5,366	—	—	—	—

Gross margin	(3,102)	—	—	67	—
Operating expenses:
Research and development (1)	33,797	18,781	9,193	3,623	1,432
General and administrative (1)	24,421	7,607	1,848	1,415	548

Total operating expenses	58,218	26,388	11,041	5,038	1,980

Loss from operations	(61,320)	(26,388)	(11,041)	(4,971)	(1,980)
Interest income	3,131	469	72	66	4
Other income (expense), net	(437)	50	—	(165)	—

Net loss	(58,626)	(25,869)	(10,969)	(5,070)	(1,976)
Accretion to redemption value of redeemable convertible preferred stock	—	(3,125)	(1,480)	(434)	—
Deemed dividend upon issuance of Series E convertible preferred stock	—	(23,435)	—	—	—

Net loss attributable to common stockholders	$(58,626)	$(52,429)	$(12,449)	$(5,504)	$(1,976)

Basic and diluted net loss per share attributable to common stockholders	$(1.78)	$(10.87)	$(3.72)	$(1.78)	$(0.95)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	33,006	4,823	3,345	3,094	2,082

(1) Includes non-cash stock-based compensation expense as follows:
Research and development	$4,607	$2,500	$104	$—	$—
General and administrative	7,011	3,855	70	—	—

Total	$11,618	$6,355	$174	$—	$—

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,470	$117,676	$22,389	$4,459	$284
Working capital	69,326	114,521	20,398	4,001	(425)
Total assets	92,070	120,889	23,374	5,120	464
Long-term liabilities	147	251	25	14	—
Redeemable convertible preferred stock	—	—	40,934	12,104	1,790
Accumulated deficit	(103,137)	(44,511)	(18,642)	(7,673)	(2,603)
Total stockholders’ equity (deficit)	78,723	116,391	(19,692)	(7,472)	(2,036)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes under “Item 8. Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We develop innovative controlled vascular drug delivery technologies. We have initially focused on the development of drug eluting stents to treat coronary artery disease. Our efforts are currently focused on the development and commercialization of our CoStar™ stent, which is a cobalt chromium paclitaxel-eluting stent, for the treatment of restenosis. In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG.

Historically, we have devoted substantially all of our resources to developing our stent platform, raising capital and preparing for the commercialization of our CoStar stent. We have pursued a clinical development strategy of demonstrating that our CoStar stent is safe and effective, that the drug inlay design of our CoStar stent permits us to control drug release kinetics, and that drug release kinetics can have a direct impact on clinical outcomes. In addition, our clinical development strategy has been focused on establishing the basis for regulatory approval of our CoStar stent in the European Union and the United States.

In early 2003, we initiated our PISCES study to evaluate the safety and performance of paclitaxel delivered with different release kinetics and doses using our stainless steel stent. We completed enrollment of 191 patients in late 2003 and announced twelve-month follow-up data in March 2005. The most favorable formulations from our PISCES study were the focus of our subsequent EuroSTAR and COSTAR I trials, which were designed to evaluate our CoStar stent. The COSTAR I trial began in late 2003. During 2004 and 2005, we presented four- and twelve-month follow-up data for all three formulation groups in our COSTAR I trial. The EuroSTAR trial began in early 2004. In March 2005, we announced six-month follow-up data from the first arm of our EuroSTAR trial, and in May 2005, we announced twelve-month follow-up data from the first arm of our EuroSTAR trial. In October 2005, we announced six-month follow-up data from the second arm of our EuroSTAR trial. The EuroSTAR trial served as our pivotal trial to support our submission in the first quarter of 2005 of an application for CE Mark approval in the European Union. In March 2005, we received conditional approval of our investigational device exemption, or IDE, application from the FDA to permit the commencement of our U.S. pivotal clinical trial, COSTAR II, which is designed to evaluate our CoStar stent against a conventional surface-coated drug eluting stent using the most favorable formulation from our PISCES study. In May 2005, the first patient was enrolled in our COSTAR II trial, and we expect to complete enrollment in the second quarter of 2006. If our COSTAR II trial proceeds as scheduled and the outcomes of this clinical trial are favorable, we anticipate submitting an application for marketing approval with the FDA in 2007 and, if FDA agrees that we have established the safety and effectiveness of our CoStar stent, receiving regulatory approval for our CoStar stent in the United States in late 2007 or early 2008. We could be delayed by adverse results or regulatory complications, and we may never achieve regulatory approval in the United States.

If we obtain the necessary regulatory approval, we plan to pursue commercialization of our CoStar stent in the United States with our own sales force and internationally through distribution arrangements. We entered into an agreement with Biotronik AG to distribute our CoStar stent in countries outside of the United States, Japan, Australia, New Zealand and Korea and certain other countries. We entered into an agreement with Interventional Technologies, Pvt., Ltd., or IVT, to distribute our CoStar stent in India, Pakistan, Bangladesh, Sri Lanka, Kenya and Tanzania. In November 2004, we entered into agreements with affiliates of St. Jude Medical, Inc. to distribute our CoStar stent in Japan, Korea, New Zealand and Australia. A decision to seek regulatory approval of, or to sell, our CoStar stent has not yet been made in respect to all of these countries. In 2005, we began commercializing our CoStar stent in certain countries outside of the United States, the European Union and Japan pursuant to these distribution agreements.

In March 2006, pursuant to the terms of our agreement with Novartis Pharma AG, we exercised our option to obtain a world-wide, non-exclusive license from Novartis to develop, manufacture and commercialize products that use our vascular delivery stent systems, including our drug-eluting reservoir-based cobalt chromium stent, for the local delivery of pimecrolimus. In 2006, we expect to initiate a three-arm pilot study to evaluate the effectiveness of our pimecrolimus-eluting reservoir-based cobalt chromium stent and our pimecrolimus- and paclitaxel-eluting reservoir-based cobalt chromium stent for the treatment of restenosis. In addition, we continue to evaluate a bioresorbable reservoir-based stent that we designed incorporating Biotronik’s absorbable metal to enable tailored drug release kinetics for the treatment of restenosis and other vascular disorders. We are also investigating the applicability of our stent technology to the treatment of an acute myocardial infarction, or AMI, commonly known as a heart attack.

We were incorporated in Delaware in October 1999 and have a limited operating history. To date, we have not generated significant revenues, and we have incurred net losses each year. We anticipate that we will continue to incur net losses for the next several years as we develop new products, expand our clinical development team and corporate infrastructure and pursue the commercialization of our CoStar stent. We have financed our operations primarily through private placements of preferred stock and convertible promissory notes, as well as through our initial public offering of our common stock. In July and August 2004, we raised aggregate net cash proceeds of $38.9 million in a private placement of 6,711,431 shares of our Series E convertible preferred stock. In December 2004 and January 2005, we raised net cash proceeds of $78.1 million, in our initial public offering of our common stock. We currently have no products approved for sale in the United States.

Financial Operations

Product Sales

In 2005, we began commercializing our CoStar stent in certain countries outside of the United States, the European Union and Japan. Prior to February 2005, we had not generated any revenues from the sale of our stents. In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in the European Union through our distributor, Biotronik AG. As a result of the commercial launch of our CoStar stent in many of the countries in the European Union we expect product revenues to significantly increase over current levels, and we continue to expect that revenues from the sales of our CoStar stent will fluctuate from quarter to quarter.

Cost of Sales

Cost of sales is composed of the material, labor, overhead and transportation costs of production and variances associated with inefficiencies in manufacturing. We expect that as our production processes mature and volumes increase, our cost of sales as a percent of product sales will decline.

Research and Development Expenses

Our research and development expenses primarily consist of clinical and regulatory expenses, including pre-clinical and clinical trial costs and the cost of manufacturing clinical supplies. Research and development costs also consist of employee compensation, supplies and materials, consultant services, facilities, and non-cash stock-based compensation. We expense research and development costs as they are incurred. We expect our research and development expenses to increase significantly as we complete the development of our CoStar stent, research new product opportunities, conduct additional clinical trials and hire additional employees. If our COSTAR II trial proceeds as currently planned, we anticipate that it will cost at least $15.0 million to complete. As of December 31, 2005, we had expended $16.7 million in research and development expenses for our EuroSTAR and COSTAR II trials. In addition, we plan to conduct additional clinical trials using our CoStar stent as well as other drug-eluting stents that we are currently developing.

General and Administrative Expenses

Our general and administrative expenses consist primarily of compensation for executive, finance and administrative personnel and non-cash stock-based compensation. Other significant costs include professional fees for accounting and legal services, including legal services associated with our efforts to obtain and maintain protection for the intellectual property related to our stent technology. We expect our general and administrative expenses to increase substantially due to the costs associated with operating as a publicly-traded company, costs associated with defending patent infringement claims asserted against us and the costs associated with the infrastructure necessary to support the commercialization of our CoStar stent.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Product Sales

Product sales were approximately $2.3 million in 2005, $0 in 2004 and 2003. Product sales in 2005 were the result of shipments of our CoStar stent to our distributors. Prior to February 2005, we had not generated any revenues from the sale of our stents.

Cost of Sales

Cost of sales was approximately $5.4 million in 2005, $0 in 2004 and 2003. In 2005, we began production of our CoStar stent for commercial sale. Cost of sales for 2005 includes material, production costs and variances associated with the early commercialization of our CoStar stent. Cost of sales for 2005 is not necessarily indicative of production costs in future periods. Prior to February 2005, we had no product shipments and no associated cost of sales.

Research and Development Expenses

Research and development expenses were approximately $33.8 million in 2005, $18.8 million in 2004 and $9.2 million in 2003. The $15.0 million increase from 2004 to 2005 was primarily due to approximately $5.6 million of higher non-payroll related expenditures for supplies, outside services, and consultants on our

COSTAR II and EuroSTAR clinical trials, approximately $4.6 million of higher payroll and related expenses as we increased research and development personnel, approximately $2.1 million of facility-related increases, approximately $1.1 million of non-cash stock-based employee compensation expense increases, approximately $1.0 million of non-employee stock-based compensation expense increases and approximately $0.6 million of miscellaneous expenses related to research and development.

The $9.6 million increase from 2003 to 2004 was primarily due to approximately $2.5 million of higher payroll and related expenses as we increased research and development personnel, approximately $2.7 million of higher non-payroll related expenditures for supplies, outside services, and consultants on our PISCES, COSTAR I and EuroSTAR clinical trials, approximately $1.5 million of non-cash stock-based employee compensation expense increases, $0.9 million of non-employee stock-based compensation expense increases, an approximately $1.3 million increase in the cost of manufacturing our stents for clinical trials, and an increase of approximately $0.7 million of miscellaneous expenses related to research and development.

General and Administrative Expenses

General and administrative expenses were approximately $24.4 million in 2005, $7.6 million in 2004 and $1.8 million in 2003. The $16.8 million increase from 2004 to 2005 was primarily due to an increase of approximately $9.5 million of expenses related to professional services for legal, audit and other consulting services, increase of approximately $3.1 million of non-cash employee stock-based compensation expenses, an increase of approximately $2.1 million of higher payroll expenses as we added management and administrative personnel, an increase of approximately $1.5 million in trade show, promotional, franchise tax and other expenses and an increase of approximately $0.6 million for insurance expenses.

Subsequent to the issuance on February 15, 2006 of our earnings release for the fourth quarter and year ended December 31, 2005, we discovered that, as of the time of the earnings release, we had under-accrued legal expenses by approximately $0.3 million for the fourth quarter and year ended December 31, 2005, and as a result, our general and administrative expenses and net loss for these periods were understated. Adjusted for the under accrual, for the year ended December 31, 2005, our general and administrative expenses were $24.4 million and our net loss was $58.6 million. Our audited consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K reflect these revisions.

The $5.8 million increase from 2003 to 2004 was primarily due to approximately $0.9 million of higher payroll expenses as we added management and administrative personnel, an increase of approximately $3.4 million of non-cash employee stock-based compensation expenses, an increase of approximately $0.4 million of non-employee stock-based compensation expense, an increase of approximately $0.6 million of expenses related to professional services for legal, audit and other consulting services, and an increase of approximately $0.5 million in trade show, promotional and other expenses.

Interest Income

Interest income was approximately $3.1 million in 2005, $0.5 million in 2004 and $72,000 in 2003. The increase of $2.6 million from 2004 to 2005 was primarily due to higher cash balances resulting from the sale of our common stock in our initial public offering and higher yields on our investments.

The increase of $0.4 million from 2003 to 2004 was due to higher cash balances from the completion of our Series D convertible preferred stock financing in August and October 2003, our Series E convertible preferred stock financing in July and August 2004, and the sale of our common stock in our initial public offering in December 2004.

Other Income (Expense), Net

Other expense was approximately $0.4 million in 2005. Other income was $50,000 in 2004 and $0 in 2003. The $0.5 million increase in other expense in 2005 primarily related to currency translation losses associated with transactions in currencies other than our functional currency.

The $50,000 increase in other income from 2003 to 2004 was primarily due to currency translation adjustments, net of interest on the $5.0 million convertible note we issued in November of 2004, which was converted into shares of our common stock upon the completion of our initial public offering in December 2004.

Liquidity and Capital Resources

We have incurred losses since our inception in October 1999, and, as of December 31, 2005, we had an accumulated deficit of $103.1 million. We have funded our operations to date principally from the proceeds from our initial public offering and private placements of equity securities and convertible promissory notes, raising aggregate net proceeds of $163.2 million through December 31, 2005.

As of December 31, 2005, we did not have any outstanding or available debt financing arrangements, we had working capital of $69.3 million and our primary source of liquidity was $78.5 million in cash and cash equivalents. Pending their ultimate use, we currently invest our available funds in liquid money market accounts.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $43.9 million in 2005, $18.1 million in 2004 and $9.1 million in 2003. The net cash used in each of these periods primarily reflects the net loss for those periods of approximately $58.6 million, $25.9 million and $11.0 million, partially reduced by depreciation of approximately $1.0 million, $0.2 million and $0.2 million, non-cash stock-based compensation of approximately $9.3 million, $5.0 million and $0.1 million, the issuance of stock to consultants as stock-based compensation of approximately $2.4 million, $1.3 million and $44,000, and changes in operating assets and liabilities of approximately $2.0 million, $1.0 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, we granted to our distributors longer periods of time to pay for products purchased, which resulted in increased accounts receivables balances. Some of these receivables were still outstanding as of December 31, 2005.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $4.3 million in 2005, $1.6 million in 2004 and $0.4 million in 2003. Cash used in investing activities is primarily related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $9.0 million in 2005, $115.0 million in 2004 and $27.4 million in 2003. Net cash provided by financing activities was primarily attributable to our issuance of common stock, convertible preferred stock and convertible promissory notes.

Operating Capital and Capital Expenditure Requirements

As of December 31, 2005, we had not recognized a significant amount of revenue from product sales, and we had not achieved profitability. We anticipate that we will continue to incur net losses for the next several years as we develop new products, expand our clinical development team and corporate infrastructure and prepare for the potential broader commercialization of our CoStar stent. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues or raise additional capital to achieve profitability.

In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG. As a result of our commercial launch in the European Union we expect product revenues to significantly increase. We believe that our cash and cash equivalent balances as well as the interest we earn on these balances and revenues from anticipated product sales will be sufficient to meet our anticipated cash requirements through at least the first half of 2007. However, we may seek to sell additional equity or debt securities or obtain a credit facility prior to this time. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to liquidate some or all of our assets or reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

We anticipate spending at least $15.0 million over the next two years for clinical trials to obtain regulatory approvals of our CoStar stent. We estimate that the development of any new product candidates will cost between $15.0 million and $25.0 million per product candidate and will take up to four years to complete. We expect to fund the development of potential product candidates with our existing cash and cash equivalent balances or with cash received from sales of our securities.

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of drug eluting stents, such as our CoStar stent, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of establishing clinical and commercial supplies of our CoStar stent and any other products or product candidates that we may develop;

•	the cost of building additional commercial scale manufacturing capabilities;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	licensing technologies for future development;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in The Hague, Netherlands seeking a declaration that our CoStar stent infringes Angiotech’s patent rights. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing us from commercializing our CoStar stent in many European countries and requiring us to pay damages. Also, on November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc., or Scimed, initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment, among other things, that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing us from commercializing our CoStar stent in the United States and requiring us to pay damages. Based on the prolific litigation that has occurred in the stent industry and the fact that we may pose a competitive threat to some large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, we believe that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of our CoStar stent. A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Johnson & Johnson, Boston Scientific and Guidant Corporation. Several of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. We have also received letters from third parties, some of whom have been actively involved in coronary stent litigation, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. A court may determine that these patents are valid and infringed by us. A finding that we infringe any valid claim in a patent held by a third party would have a material adverse effect on our results of operations, financial condition and liquidity, and we may, among other things, be required to:

•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and sale of products, including our CoStar stent, that infringe the patent rights of others, through a court-imposed sanction called an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$5,488	$1,605	$1,777	$676	$1,430

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to the lease for our headquarters in Menlo Park, California and for our facility in Athlone, Ireland.

In February 2005, we entered into a ten-year operating lease, which has an option for an additional ten years, for manufacturing facilities in Athlone, Ireland. Total future minimum lease payments are approximately $3.1 million. The lease payments for our facilities in Ireland are denominated in euros and have been converted into U.S. dollars using the exchange rate in effect as of December 31, 2005.

In March 2005, we entered into an amendment of the lease agreement for our current headquarters in Menlo Park, California. The amendment provides for an additional 26,000 square feet of space in a building adjacent to our current headquarters and extends the term of our lease for an additional year to August 2008. Total future minimum lease payments are approximately $1.8 million.

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

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Product sales to date have been to our distributors and revenue from such product sales has been recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Our distributors have no price protection or rights of return.

Inventories

Inventories are stated at the lower of cost (first in, first out basis) or market value. We establish reserves for potentially excess and obsolete inventories based on estimated future demand. Additionally, inventory is used for research and development and we provide for this estimated use as a charge to research and development as expense.

Warranties

We provide for the estimated cost of product warranty at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based upon expectation of future conditions.

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

During the period from June 1, 2004 through December 31, 2004, we granted options to employees to purchase a total of 4,732,000 shares of common stock at exercise prices ranging from $0.29 to $2.50 per share. We did not obtain contemporaneous valuations from an unrelated valuation specialist during this period. Based upon the reassessment discussed above, we determined that the reassessed fair value of such options ranged from $0.38 to $13.00 per share during this period. In determining the reassessed fair value of the common stock as of each grant date, the factors identified in the preceding paragraph were taken into account. We also considered other material factors and business developments in reassessing fair value as of the respective option grant dates, including the following specific factors:

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

In January 2006, we adopted FAS 123R, as described under “Recent Accounting Pronouncement” below, and we will begin expensing our stock options accordingly. As a result, we will stop amortizing the remaining deferred stock compensation and will reverse the remaining balance in the quarter ending March 31, 2006.

Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned. During the years ended December 31, 2005, 2004 and 2003, we granted options to purchase 54,500, 308,940 and 82,740 shares, respectively, of common stock to consultants. The weighted-average exercise price of these options was $19.06 per share for the year ended December 31, 2005, $0.75 per share for year ended December 31, 2004 and $0.26 for the year ended December 31, 2003. These options generally vest over a four-year period. The related stock-based compensation expense, calculated using the Black Scholes option valuation model, was $2.4 million, $1.3 million and $44,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Clinical Trial Accounting

We record accruals for estimated clinical study costs, comprising of payments for work performed by contract research organizations and participating hospitals. These costs are a significant component of research and development expenses. We accrue costs for clinical studies performed by contract research organizations based on estimates of work performed under the contracts. Costs of setting up clinical trial sites are accrued immediately. Clinical costs related to patient enrollment are accrued as patients are enrolled in the trial.

Recent Accounting Pronouncement

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R—Share-Based Payment” (or “SFAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock plans at fair value. As permitted by SFAS No. 123, we accounted for share-based payments to employees using Opinion 25’s intrinsic value method. Effective January 1, 2006, we adopted SFAS 123R using the modified prospective basis. The adoption of SFAS 123R and the use of the modified prospective basis will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the pro forma disclosure.

Related Party Transactions

For a description of our related party transactions, see Note 10 to our consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents as of December 31, 2005 included liquid money market accounts. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

Our current distribution agreement with Biotronik AG provides for payments to us in euros. In addition, we have established a manufacturing facility in Ireland, for which we incur expenses, including construction expenses, rental payments and employee salaries, denominated in euros. Our contracts for conducting certain of our clinical trials in Europe are also denominated in euros. For the year ended December 31, 2005, losses from foreign currency transactions were $0.4 million, and for the year ended December 31, 2004 gains from foreign currency transactions were $69,000. There were no currency gains or losses from foreign currency transactions for the year ended December 31, 2003. We expect that our exposure to fluctuations in foreign exchange rates will increase in future periods, because we expect the number of transactions in the euro and the euros involved in each transaction to increase as a result of the commercialization of our CoStar stent, the growth of our manufacturing facility in Ireland, and additional clinical trials in Europe. We do not currently use derivative financial instruments to mitigate this exposure, but we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Conor Medsystems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Conor Medsystems, Inc.

We have audited the accompanying consolidated balance sheets of Conor Medsystems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conor Medsystems, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Conor Medsystems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 9, 2006

Conor Medsystems, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$78,470	$117,676
Accounts receivable	1,168	—
Inventories, net	1,886	53
Prepaid expenses and other current assets	1,002	1,039

Total current assets	82,526	118,768
Property and equipment, net	5,027	1,716
Restricted cash	173	170
Assets held for sale	3,400	—
Other assets	944	235

Total assets	$92,070	$120,889

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,163	$1,961
Accrued compensation	2,007	892
Accrued clinical development liabilities	2,629	729
Accrued legal expenses	2,248	12
Other accrued liabilities	2,966	422
Deferred rent	84	124
Liability for early exercise of stock options—current portion	103	107

Total current liabilities	13,200	4,247
Liability for early exercise of stock options	147	251

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock; $0.001 par value; no shares and 5,000 shares authorized at December 31, 2005 and 2004, respectively; no shares issued or outstanding	—	—
Common stock; $0.001 par value; 150,000 shares authorized at December 31, 2005 and 2004, respectively; 33,361 and 31,961 shares issued and outstanding at December 31, 2005 and 2004	33	32
Additional paid-in-capital	196,973	186,269
Deferred stock compensation	(15,349)	(25,367)
Accumulated other comprehensive income (loss)	203	(32)
Accumulated deficit	(103,137)	(44,511)

Total stockholders’ equity	78,723	116,391

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$92,070	$120,889

See accompanying notes

Conor Medsystems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Product sales	$2,264	$—	$—
Cost of sales	5,366	—	—

Gross margin	(3,102)	—	—
Operating expenses:
Research and development (1)	33,797	18,781	9,193
General and administrative (1)	24,421	7,607	1,848

Total operating expense	58,218	26,388	11,041

Loss from operations	(61,320)	(26,388)	(11,041)
Interest income	3,131	469	72
Other income (expense), net	(437)	50	—

Net loss	(58,626)	(25,869)	(10,969)
Accretion to redemption value of redeemable convertible preferred stock	—	(3,125)	(1,480)
Deemed dividend upon issuance of Series E convertible preferred stock	—	(23,435)	—

Net loss attributable to common stockholders	$(58,626)	$(52,429)	$(12,449)

Basic and diluted net loss per share attributable to common stockholders	$(1.78)	$(10.87)	$(3.72)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	33,006	4,823	3,345

(1) Includes non-cash stock-based compensation expense as follows:

Research and development	$4,607	$2,500	$104
General and administrative	7,011	3,855	70

Total	$11,618	$6,355	$174

See accompanying notes

Conor Medsystems, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Note Receivable From Stockholder	Deferred Stock Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	4,675	$12,104	3,419	$3	$220	$(23)	$—	$—	$(7,673)	$(7,473)
Issuance of Series C redeemable preferred stock	44	120	—	—	—	—	—	—	—	—
Issuance of Series D redeemable preferred stock, net of issuance costs	10,013	27,230	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	186	1	47	—	—	—	—	48
Accretion to redemption value of redeemable convertible preferred stock	—	1,480	—	—	(1,480)	—	—	—	—	(1,480)
Repurchase of common stock	—	—	(7)	—	—	—	—	—	—	—
Vesting of common stock related to early exercises of stock options	—	—	31	—	9	—	—	—	—	9
Interest accrued on note receivable from stockholder	—	—	—	—	—	(1)	—	—	—	(1)
Deferred stock compensation related to employee stock option grants, net of terminations	—	—	—	—	1,853	—	(1,853)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	130	—	—	130
Compensation related to stock options granted to non-employees	—	—	—	—	44	—	—	—	—	44
Net loss	—	—	—	—	—	—	—	—	(10,969)	(10,969)

Balance at December 31, 2003 (carried forward)	14,732	40,934	3,629	4	693	(24)	(1,723)	—	(18,642)	(19,692)

See accompanying notes

Conor Medsystems, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Note Receivable From Stockholder	Deferred Stock Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003 (brought forward)	14,732	$40,934	3,629	$4	$693	$(24)	$(1,723)	$—	$(18,642)	$(19,692)
Issuance of Series E preferred stock, net of issuance costs	6,711	38,894	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	240	—	63	—	—	—	—	63
Issuance of common stock upon exercise of warrants	—	—	9	—	52	—	—	—	—	52
Issuance of Series C redeemable preferred stock upon exercise of warrants	91	250	—	—	—	—	—	—	—	—
Beneficial conversion feature of Series E preferred stock	—	—	—	—	23,435	—	—	—	—	23,435
Deemed dividend for Series E preferred stock	—	—	—	—	(23,435)	—	—	—	—	(23,435)
Conversion of redeemable convertible preferred stock into common stock	(21,534)	(83,203)	21,534	22	83,181	—	—	—	—	83,203
Issuance of common stock in initial public offering, net of issuance costs	—	—	6,386	6	75,335	—	—	—	—	75,341
Accretion to redemption value of redeemable convertible preferred stock	—	3,125	—	—	(3,125)	—	—	—	—	(3,125)
Vesting of common stock related to early exercises of stock options	—	—	163	—	71	—	—	—	—	71
Interest accrued on note receivable from stockholder	—	—	—	—	—	(2)	—	—	—	(2)
Repayment of note receivable from stockholder	—	—	—	—	—	26	—	—	—	26
Deferred stock compensation related to employee stock option grants, net of terminations	—	—	—	—	28,670	—	(28,670)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	5,026	—	—	5,026
Compensation related to stock options granted to non-employees	—	—	—	—	1,329	—	—	—	—	1,329
Comprehensive loss:
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	—	—	(25,869)	(25,869)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(25,901)

Balance at December 31, 2004 (carried forward)	—	—	31,961	32	186,269	—	(25,367)	(32)	(44,511)	116,391

See accompanying notes

Conor Medsystems, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Note Receivable From Stockholder	Deferred Stock Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2004 (brought forward)	—	$—	31,961	$32	$186,269	$—	$(25,367)	$(32)	$(44,511)	$116,391
Issuance of common stock upon exercise of stock options	—	—	204	—	143	—	—	—	—	143
Issuance of common stock upon exercise of warrants	—	—	362	—	906	—	—	—	—	906
Issuance of common stock upon exercise of initial public offering overallotment option, net of issuance costs	—	—	642	1	7,628	—	—	—	—	7,629
Vesting of common stock related to early exercises of stock options	—	—	163	—	107	—	—	—	—	107
Issuance of common stock under Employee Stock Purchase Plan	—	—	29	—	320	—	—	—	—	320
Deferred stock compensation related to employee stock option grants, net of terminations	—	—	—	—	(761)	—	761	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	9,257	—	—	9,257
Compensation related to stock options granted to non-employees	—	—	—	—	2,361	—	—	—	—	2,361
Comprehensive loss:
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	235	—	235
Net loss	—	—	—	—	—	—	—	—	(58,626)	(58,626)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(58,391)

Balance at December 31, 2005	—	$—	33,361	$33	$196,973	$—	$(15,349)	$203	$(103,137)	$78,723

See accompanying notes

Conor Medsystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(58,626)	$(25,869)	$(10,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	245	153
Amortization of deferred stock based compensation	9,257	5,026	130
Loss on disposal of property and equipment	102	14	12
Issuance of stock options to consultants for services	2,361	1,329	44
Accrued interest expense on notes payable	—	17	—
Accrued interest income on notes receivable	—	—	(7)
Forgiveness of officer loan receivable	—	111	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	35	(923)	(99)
Other assets	(4,108)	(65)	(20)
Accounts payable	1,249	978	805
Accrued compensation	1,128	768	48
Inventories, net	(1,728)	(53)	—
Accrued clinical development liabilities	1,900	163	566
Other accrued liabilities	4,811	120	123
Deferred rent	(40)	15	89
Accounts receivable	(1,224)	—	—

Net cash used in operating activities	(43,883)	(18,124)	(9,125)

Cash flows from investing activities
Transfers to restricted cash	(3)	(32)	(42)
Capital expenditures	(4,253)	(1,532)	(323)

Net cash used in investing activities	(4,256)	(1,564)	(365)

Cash flows from financing activities
Proceeds from issuance of common stock, including early exercise of stock options	8,998	70,854	70
Proceeds from issuance of redeemable convertible preferred stock, net	—	39,143	27,350
Proceeds from issuance of notes payable, net	—	5,000	—

Net cash provided by financing activities	8,998	114,997	27,420

Effect of exchange rate changes on cash and cash equivalents	(65)	(22)	—
Net increase (decrease) in cash and cash equivalents	(39,206)	95,287	17,930
Cash and cash equivalents at beginning of period	117,676	22,389	4,459

Cash and cash equivalents at end of period	$78,470	$117,676	$22,389

Supplemental schedule of noncash transactions
Issuance of common stock for notes payable	$—	$5,000	$—

Accretion to redemption value of redeemable convertible preferred stock	$—	$3,125	$1,480

Deferred stock compensation, net of terminations	$(761)	$28,670	$1,854

Deemed dividend to redeemable convertible preferred stockholders	$—	$23,435	$—

Conversion of redeemable convertible preferred stock into common stock	$—	$83,203	$—

See accompanying notes

Conor Medsystems, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Conor Medsystems, Inc. (the “Company”) was incorporated on October 25, 1999 and develops innovative controlled vascular drug delivery technologies. Historically, the Company’s activities have consisted primarily of recruiting personnel, raising capital and performing product development. The Company was in the development stage through 2004. In 2005, the Company began commercializing its CoStar™ stent in certain countries outside of the United States, the European Union and Japan. Accordingly, the Company is no longer in the development stage.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications between Interest Income and Other Income (Expense) have been made to prior year balances in order to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or stockholders’ equity.

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

Risks and Uncertainties Related to Intellectual Property

The Company is aware of patents owned by third parties, to which it does not have licenses, which relate to, among other things, the use of paclitaxel to treat restenosis, stent structure, catheters used to deliver stents, stent manufacturing processes and composition of materials used on or with stents. For example, Boston Scientific Corporation owns a series of patents that claim the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent. In addition, Angiotech Pharmaceuticals, Inc. is the owner of a number of patents, and has licensed from the U.S. government a number of other patents, that also claim the use of paclitaxel coated stents to treat angiogenesis and restenosis. Boston Scientific, Johnson & Johnson, Guidant Corporation and other parties also own other patents that may have a material adverse effect on the Company. On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in The Hague, Netherlands seeking a declaration that the Company’s CoStar stent infringes Angiotech’s patent rights. In the suit, Angiotech and Boston Scientific are also seeking orders, among

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

other things, preventing the Company from commercializing its CoStar stent in many European countries and requiring the Company to pay damages. A scheduling hearing has been set for April 2006. A trial date for these proceedings has not yet been set. The Company is unable to predict the outcome of these proceedings. Also, on November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc., (“Scimed”), initiated legal proceedings against the Company in the District Court for the District of Delaware seeking a judgment, among other things, that the Company’s CoStar stent infringes one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing the Company from commercializing its CoStar stent in the United States and requiring the Company to pay damages. A trial date for these proceedings has not yet been set. Based on the prolific litigation that has occurred in the stent industry and the fact that the Company may pose a competitive threat to other large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, the Company believes that it is highly likely that additional third parties will assert patent infringement claims against the manufacture, use or sale of the Company’s CoStar stent. Any lawsuit could seek to enjoin, or prevent, the Company from commercializing its CoStar stent and may seek damages from the Company, and would likely be expensive for the Company to defend against. The Company has also received letters from third parties, some of whom have been actively involved in coronary stent litigation, asserting that they may have rights to patents that are relevant to the Company’s operations or its stent platform and requesting the initiation of discussions. In the event a court determines that the Company infringes any valid claim in a patent held by a third party, the Company expects that such a determination would have a material adverse effect on its results of operations, financial condition and liquidity, and that the Company may, among other things, be required to pay substantial damages, cease the development, manufacture, use and sale of products that infringe the patent rights of others, including its CoStar stent, expend significant resources to redesign the Company’s technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible, discontinue manufacturing or other processes incorporating infringing technology, and/or obtain licenses to the infringed intellectual property. The Company believes that it is unlikely that it would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which it would compete directly. In addition, the Company’s competitors have significant resources to devote to litigation against the Company, and the Company may need to expend significant resources to defend against such litigation. The Company could require significant additional funds to bear the costs of this litigation, regardless of whether the Company prevails. The Company’s ability to continue to operate under its current operating plan could be impaired if such funds are not available. Since the Company’s costs in connection with any such litigation will vary greatly depending on the nature and timing of the litigation, it is not possible for the Company to estimate the effect of such costs on its financial condition and results of operations. Amounts ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time. As such, no amounts have been accrued for these matters at December 31, 2005.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Ireland is the euro. Foreign assets and liabilities are translated into U.S. dollars at the year-end exchange rates, while the statement of operations is translated using average exchange rates in effect throughout the year. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. For the year ended December 31, 2005, losses from foreign currency transactions were $0.4 million, and for the year ended December 31, 2004 gains from foreign currency transactions were $69,000. There were no currency gains or losses from foreign currency transactions for the year ended December 31, 2003. Foreign currency translation adjustments are included as a separate component of stockholders’ equity.

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2005, there has been no such impairment.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Product sales to date have been to the Company’s distributors and revenue from such product sales has been recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). The Company’s distributors have no price protection or rights of return.

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

Concentrations of Credit Risk

Financial instruments which subject the Company to potential credit risk consist of its cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high credit quality financial institutions and issuers. The Company believes its established guidelines for the investment of its excess cash maintains safety and liquidity through its policies on diversification and investment maturities.

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

The Company invests its excess cash in bank deposits and money market accounts. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. At December 31, 2005 and 2004, investments were held in money market funds with a major banking corporation.

Accounts Receivable

The Company sells its products to distributors pursuant to distribution agreements. The Company regularly reviews the necessity of establishing a collectibility allowance by analyzing known uncollectible accounts, aged receivables, historical losses and customer credit-worthiness. The Company has determined that no allowances are required as of December 31, 2005. Two distributors accounted for all of the Company’s product revenues. Sales to one of these distributors are secured by an irrevocable letter of credit.

Letter of Credit

At December 31, 2005, the Company had an irrevocable letter of credit outstanding with a commercial bank for approximately $0.1 million, securing its facility leases. At December 31, 2005, the Company had deposited an aggregate of $0.2 million in certificates of deposit securing the letter of credit and its corporate credit cards. An equal amount of restricted cash has been separately disclosed in the accompanying consolidated balance sheets.

Warranties

The Company warrants products shipped against defects in design, material and workmanship. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such estimated costs at the time the product is sold. Factors that affect the Company’s estimated warranty liability include the number of units sold, anticipated rate of warranty returns and cost per return. The Company periodically assesses the adequacy of its recorded warranty liability and based upon the outcome of this assessment, records any changes in the estimated warranty liability. To date, the warranty expense that has been included in cost of sales has not been material.

Inventories

Inventories are stated at the lower of cost (first in, first out basis) or market. The Company provides for excess and obsolete inventories based on estimated forecasts of demand.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.

Assets Held for Sale

In November 2005, the Company purchased substantially all of the assets of Phytogen Life Sciences Inc., including its inventory of finished paclitaxel. The Company anticipates selling most of the assets acquired in the

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

transaction, except for an amount of finished paclitaxel that it believes will be sufficient to meet its investigational and commercial needs. The Company accounted for this transaction as an acquisition of assets pursuant to FAS 142, “Goodwill and Other Intangible Assets,” and is carrying these assets at their expected sales price (estimated fair value), less direct cost to sell. See Note 11.

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

The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Risk-free interest rate	3.90%	3.28%	3.31%
Volatility	0.68	0.7	0.7
Expected life	5 years	5 years	5 years

The fair value of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended December 31, 2005
Dividend yield	0%
Risk-free interest rate	3.09%
Volatility	0.7
Expected life	1.35 years

During 2004 and 2003, stock options were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation of $30.5 million was recorded during 2004 and 2003 in accordance with APB Opinion No. 25. The deferred stock compensation was amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. The Company recorded stock-based compensation expense of $9.3 million, $5.0 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. In January 2006, the Company adopted FAS 123R, and as a result, will stop amortizing the remaining deferred stock compensation and will reverse the remaining balance in the quarter ending March 31, 2006. The Company will begin expensing all stock options pursuant to FAS 123R at that time.

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

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

The table below illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to the Company’s employee stock compensation plans (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders—as reported	$(58,626)	$(52,429)	$(12,449)
Add: Stock-based employee compensation expense included in reported net loss	9,257	5,026	130
Deduct: Stock-based employee compensation expense determined under the fair value method	(11,922)	(5,102)	(165)

Net loss attributable to common stockholders—proforma	$(61,291)	$(52,505)	$(12,484)

Basic and diluted net loss per share attributable to common stockholders—as reported	$(1.78)	$(10.87)	$(3.72)

Basic and diluted net loss per share attributable to common stockholders—proforma	$(1.86)	$(10.89)	$(3.73)

Stock Options Granted to Non-Employees

Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement as the underlying options vest as earned.

The following table illustrates the weighted average assumptions for the Black-Scholes option pricing model used in determining the fair value of options granted to non-employees:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Risk-free interest rate	4.14%	4.25%	4.33%
Volatility	0.66	0.7	0.7
Expected life	8.4 years	10 years	10 years

During the years ended December 31, 2005, 2004 and 2003, the Company granted options to purchase 54,500, 308,940 and 82,740, respectively, shares of its common stock to consultants. The weighted-average exercise price of these options was $19.06, $0.75 and $0.26 per share for the years ended December 31, 2005, 2004 and 2003, respectively. These options generally vest over a four-year period. The related stock-based compensation expense was $2.4 million, $1.3 million and $44,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value given their short-term nature.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustment in accordance with SFAS No. 130, Reporting Comprehensive Income.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and rates that will be in effect in the years in which the differences are expected to reverse. A valuation allowance is established for net deferred tax assets when it is more likely than not that such assets will not be realized.

Recent Accounting Pronouncement

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R—Share-Based Payment” (or “SFAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock plans at fair value. As permitted by Statement 123, the Company accounted for share-based payments to employees using Opinion 25’s intrinsic value method. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective basis. The adoption of SFAS No. 123R’s and the use of the modified prospective basis will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the pro forma disclosure set forth under “Stock-Based Compensation” in this note.

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

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Historical
Numerator:
Net loss attributable to common stockholders	$(58,626)	$(52,429)	$(12,449)

Denominator:
Weighted average common shares outstanding	33,424	5,084	3,522
Less weighted average shares subject to repurchase	(418)	(261)	(177)

Denominator for basic and diluted net loss per share attributable to common stockholders	33,006	4,823	3,345

Basic and diluted net loss per share attributable to common stockholders	$(1.78)	$(10.87)	$(3.72)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:
Redeemable convertible preferred stock	—	—	14,731
Common shares subject to repurchase	330	498	176
Options to purchase common stock	6,077	4,741	1,924
Warrants to purchase common and preferred stock	—	495	595

	6,407	5,734	17,426

3. Balance Sheet Details

Inventories

Inventories consists of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$851	$53
Work-in-progress	1,035	—
Finished goods	—	—

Total inventory	$1,886	$53

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Machinery and equipment	$3,566	$1,626
Leasehold improvements	1,170	102
Office furniture, computer hardware and software	1,623	449

	6,359	2,177

Less accumulated depreciation and amortization	(1,332)	(461)

Property and equipment, net	$5,027	$1,716

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

Other Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2005	2004
Accrued professional fees	$1,780	$141
Other accrued expenses	1,186	281

Total other accrued liabilities	$2,966	$422

4. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Federal and state net operating loss carryforwards	$11,831	$2,431
Federal and state research and development tax credit carryforwards	2,147	1,282
Capitalized research and development costs	22,983	12,498
Other	2,482	2,409

Total deferred tax assets	39,443	18,620
Valuation allowance	(39,356)	(18,620)

Deferred tax assets	87	—

Deferred tax liabilities:
Prepaid expenses	(87)	—

Deferred tax assets, net	$—	$—

Realization of deferred tax assets is dependent upon the Company generating future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $20.7 million, $10.9 million and $4.7 million during the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $28.0 million, which will expire in the years 2020 through 2025, and federal research and development tax credit carryforwards of approximately $1.2 million, which will expire in the years 2022 through 2025. As of December 31, 2005, the Company had net operating loss carryforwards for state income tax purposes of approximately $27.7 million, which will expire in the years 2012 through 2015, and state research and development tax credit carryforwards of approximately $1.4 million which will not expire. As of December 31, 2005, the Company’s wholly-owned subsidiary in Ireland had net operating loss carryforwards for Ireland income tax purposes of approximately $3.6 million which will not expire.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

Net losses are summarized as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net loss
United States	$(55,115)	$(25,483)	$(10,969)
Ireland	(3,511)	(386)	—

Net loss	$(58,626)	$(25,869)	$(10,969)

A reconciliation of the provision (benefit) for income taxes by applying statutory U.S. income tax rates to net loss before income taxes is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Federal Statutory rate	$(20,519)	$(9,054)	$(3,839)
State tax, net of federal impact	(3,365)	(1,418)	(628)
Change in valuation allowance	20,736	10,861	4,669
Non-deductible stock compensation	3,243	—	—
Other	(95)	(389)	(202)

	$—	$—	$—

5. Commitments and Contingencies

Operating Leases

The Company leases certain real and personal property under noncancelable operating leases. One real property operating lease contains a 10-year renewal option. Future payments under these leases as of December 31, 2005 were as follows (in thousands):

Years ending December 31,
2006	$1,605
2007	975
2008	802
2009	340
2010	336
Thereafter	1,430

$5,488

In addition to these minimum lease payments, the Company is required to pay its share of operating expenses related to property taxes, insurance and routine maintenance in connection with its facility leases. Rent under the facilities leases are amortized to expense on a straight-line basis over the life of the respective leases with the difference being carried as a liability in deferred rent. The balance was $84,000 and $0.1 million as of December 31, 2005 and 2004, respectively. Rent expense under the operating leases was approximately $0.7 million, $0.4 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Additionally, in March 2005, the Company signed an agreement with Novartis Pharma AG granting it the right to evaluate three Novartis pharmaceutical compounds—imatinib mesylate, pimecrolimus and a pre-

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

commercial compound, midostaurin—for the potential development of a product combining a Novartis compound with the Company’s stents for the treatment of vascular diseases. Pursuant to the terms of the Company’s agreement with Novartis, the Company is responsible for product development, including clinical testing, manufacturing and regulatory filings, and is obligated to pay Novartis licensing fees, milestone payments and royalties on any product sales.

Guarantees and Indemnifications

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers, directors and other certain employees for certain events or occurrences, subject to certain limits, while the officer, director and employee is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s, director’s or employee’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2005.

The Company has certain agreements with collaborators, distributors and suppliers that contain indemnification provisions. In such provisions, the Company typically agrees to indemnify the collaborator, distributor or supplier against certain types of third-party claims. The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated. The Company also accrues for estimated incurred but unidentified indemnification issues based on historical activity. There were no accruals for or expenses related to indemnification issues for any period presented.

Legal Contingencies

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in the Hague, Netherlands, seeking: a declaration that the Company’s CoStar stent infringes an issued European patent; an order that the Company and its affiliates cease any infringement of the European patent in the Netherlands and other designated European countries; an order that the Company not use its CE marketing approval for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring the Company to withdraw all information and documentation concerning the clinical trials the Company has conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring the Company to pay 2,460 euros per sale of its CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that the Company does not comply; an order that the Company indemnify Boston Scientific and Angiotech or surrender its profit on sales of its CoStar stent in countries covered by the European patent; and an order that the Company pay the costs of the proceedings. The Company intends to vigorously defend itself in this proceeding. If the Company does not succeed in either invalidating or rendering unenforceable the European patent or in defending against Boston Scientific’s assertion that the patent is infringed by the Company’s CoStar stent, the Company will not be able to commercialize its CoStar stent in the Netherlands and the Company may not be able to commercialize its CoStar stent in other European countries designated in the European patent without a license from Boston Scientific, which may not be available to it on

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

acceptable terms, or at all. A scheduling hearing has been set for April 2006. No trial date for these proceedings has been set.

On November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (“Scimed”) initiated legal proceedings against the Company in the District Court for the District of Delaware seeking a judgment, among other things, that the Company’s CoStar stent infringes one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, adjudging that the Company has infringed the patent, preventing it from commercializing its CoStar stent in the United States, requiring the Company to pay damages, adjudging that its infringement was willful and trebling all damages awarded and requiring the Company to pay attorney fees, costs and expenses. The Company intends to vigorously defend itself in this proceeding. If the Company does not succeed in either invalidating or rendering unenforceable this patent or in defending against Boston Scientific’s assertion that the patent is not infringed by its stents, the Company will not be able to commercialize its CoStar stent in the United States without a license from Boston Scientific and Scimed which may not be available to the Company on acceptable terms, or at all. No trial date has been set for these proceedings.

On February 18, 2005, the Company initiated proceedings against Angiotech and the University of British Columbia in the High Court of Justice in the United Kingdom requesting that the court invalidate the European patent referred to above based on the grounds that all claims of the patent either lack novelty or are obvious in light of the state of scientific knowledge at the priority date of the patent. The trial began on October 4, 2005, and the High Court heard the parties’ closing arguments in mid December 2005. On February 24, 2006, the High Court of Justice rendered its decision that the European patent is invalid based on the grounds that the patent was obvious in light of the state of scientific knowledge at the priority date of the patent. Angiotech has announced that it intends to appeal the decision. The Company is unable to predict the outcome of the appellate proceedings.

On March 31, 2005, the Company filed an Application to Revoke certain Australian patents owned by Angiotech and University of British Columbia in the Federal Court of Australia (Victoria District Registry), on the basis, among others, that the patents are invalid in light of the state of scientific knowledge as of the priority date of the patents and that they are not enabled for the claimed subject matter. The Company has also asserted that the patents are invalid because both Angiotech and the University of British Columbia are designated as owners of the patent, whereas in the United States on correspondingly similar claims, Angiotech is designated as the sole owner. On February 2, 2006, the Federal Court issued an order allowing the Company to proceed with its claim of invalidity on the basis that the University of British Columbia is not entitled to patents. Angiotech and the University of British Columbia have appealed the order. A hearing on the appeal is scheduled for May 2006. A trial for these proceedings has been rescheduled to begin on February 12, 2007. If the Federal Court determines that the University of British Columbia is not entitled to patents, the patents may be revoked in a final decision. The Company is unable to predict the outcome of these proceedings. The Company is not currently conducting clinical trials in Australia on its CoStar stent, but the Company may seek to commercialize its CoStar stent in Australia in the future. If the Federal Court of Australia rules that these Australian patents are valid, then the Company may in the future need to litigate whether the Company infringes any of the valid claims. If the Company is found to infringe one or more valid claims, then the Company may not be able to commercialize its CoStar stent in Australia without a license from Boston Scientific, which may not be available to it on acceptable terms, or at all.

On October 26, 2005, the Company initiated nullity proceedings against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of the European patent referred to above, which is one of the Hunter patents owned by Angiotech and licensed to Boston Scientific that is the subject of the legal proceedings asserted against the Company in the Netherlands. The revocation has been requested based on the grounds that the patent is invalid based on prior art, the claims are not enabled by the

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

patent specification, and other grounds. A hearing on the merits in these proceedings is scheduled for October 27, 2006. We are unable to predict the outcome of these proceedings.

Amounts ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time. As such, no amounts have been accrued for these matters at December 31, 2005.

6. Distribution Agreements

Biotronik AG

In May 2004, the Company’s wholly-owned subsidiary, Conor Medsystems Ireland Limited, entered into an agreement with Biotronik AG (“Biotronik”) under which Biotronik is the exclusive distributor of CoStar stents in a territory covering all countries of the world except the United States, Japan, Australia, New Zealand, Korea, Pakistan, Kenya, Sri Lanka, Tanzania, Bangladesh and India. Within this territory, Biotronik is responsible for promoting, marketing and selling the Company’s CoStar stent. However, the Company will continue to be responsible for obtaining and maintaining marketing approvals throughout the territory described above. In February 2006, the Company’s CoStar stent received CE Mark approval in the European Union, and the Company commercially launched its CoStar stent in many of the countries in the European Union through Biotronik. Biotronik can require the Company to use best efforts to seek regulatory approval in additional countries in Biotronik’s territory. The Company will pay a portion of the costs associated with securing such additional regulatory approvals, and the remainder will be paid by Biotronik. Under the agreement, Biotronik purchases CoStar stents at a transfer price equal to a fixed percentage of Biotronik’s average invoiced selling price, less certain amounts. Either party may terminate the agreement under the terms of the arrangement. Unless terminated earlier, the agreement will continue until December 31, 2007, at which point it will automatically renew for an additional year unless one of the parties objects. In conjunction with the sale of the Company’s Series E redeemable convertible preferred stock an affiliate of Biotronik purchased an immaterial number of shares of Series E redeemable convertible preferred stock, which were converted to common stock upon the Company’s initial public offering.

Interventional Technologies

In July 2004, the Company’s wholly-owned subsidiary, Conor Medsystems Ireland Limited, entered into an agreement with Interventional Technologies, Pvt., Ltd. (“IVT”), under which IVT is the exclusive distributor of the Company’s CoStar stent in India, Pakistan, Bangladesh, Sri Lanka, Kenya, and Tanzania. Within this territory, IVT is responsible for promoting, marketing and selling the licensed products. Under the agreement, IVT purchases stents at a fixed, per-unit price. Either party may terminate the agreement under the terms of the arrangement. Unless terminated earlier, the agreement will continue for three years and can be renewed for additional one-year terms, subject to the mutual written agreement of the parties. Sales to IVT are secured by an irrevocable letter of credit.

St. Jude Medical, Inc. Agreements

In November 2004, the Company’s wholly-owned subsidiary, Conor Medsystems Ireland Limited, entered into agreements with affiliates of St. Jude Medical, Inc. (the “Affiliates”) under which the Affiliates agreed to be the exclusive distributor of the Company’s CoStar stent in Japan, Korea, New Zealand and Australia. Within these territories, the Affiliates will be responsible for promoting, marketing and selling the Company’s CoStar stent. The Affiliates will also be responsible for obtaining and maintaining regulatory approvals for the CoStar stent in these territories, and these regulatory approvals will be owned by the Affiliates. The Company may

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

require all regulatory approvals owned by the Affiliates to be transferred to the Company under certain circumstances for a one-time fee. Under the agreements, one of the Affiliates will purchase CoStar stents for distribution in Japan at a transfer price equal to the fixed percentage of the reimbursement rate for drug eluting stents published by the Japanese government. The transfer price for stents to be distributed in New Zealand, Korea and Australia will be equal to a fixed percentage of the average selling price of the CoStar stent in each territory. Unless terminated earlier, the agreements will continue for four years following the date the Japanese government approves the CoStar stent for reimbursement and will automatically renew for an additional three years provided the respective Affiliates have met certain minimum purchase obligations. The Company can pay a one-time fee to terminate any agreement upon a change of control of the Affiliate or all of the agreements upon a change of control of the Company, St. Jude Medical, Inc. or Getz Bros. Co., Ltd., which is one of the Affiliates. The Company has indemnified the Affiliates under certain circumstances if the Company’s products infringe the proprietary rights of others. In conjunction with the agreements, the Company issued a convertible promissory note in the aggregate principal amount of $5 million to St. Jude Medical, Inc. as described in Note 8.

7. Segment, Geographic and Customer Information

The Company operates in one business segment, which primarily focuses on the development and commercialization of controlled vascular drug delivery technologies. The Company currently has one product which accounts for all of its product sales.

Product sales are generated through the Company’s wholly-owned subsidiary in Ireland and are attributed to geographic regions based on the location of the distribution partner as follows (in thousands):

	Years Ended December 31,
	2005	2004
Geographic Sales
Europe	$1,688	$—
Asia	576	—

Total product sales	$2,264	$—

At December 31, 2005, the net book value of the Company’s property, plant and equipment was $5.0 million. Approximately $2.8 million of such assets are located in the United States. At December 31, 2004, the net book value of the Company’s property, plant and equipment was $1.7 million. Approximately $1.3 million of such assets were located in the United States.

In the year ended December 31, 2005, net losses were $55.1 million in the United States and $3.5 million in Ireland. In the year ended December 31, 2004, net losses were $25.5 million in the United States and $0.4 million in Ireland. In the year ended December 31, 2003, all of the losses of $11.0 million were in the United States.

8. Notes Payable

In November 2004, the Company issued a convertible promissory note to St. Jude Medical, Inc. in the amount of $5.0 million. The note bore interest at a rate of 5.0% per annum. On December 14, 2004, the note and accumulated interest automatically converted into 385,932 shares of common stock at the initial public offering price of $13.00 per share.

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

9. Stockholders’ Equity

In conjunction with the issuance of redeemable convertible preferred stock in May 2002, the Company issued warrants to purchase 503,531 shares of common stock at $5.95 per share to the investors. The estimated fair value of the warrants to purchase common stock was not material. Through December 31, 2005, warrant holders had exercised warrants to purchase an aggregate of 161,011 shares of common stock for cash of $5.95 per share. In April 2005, the Company issued 210,129 shares of its common stock upon the exercise of warrants on a net exercise basis, whereby the holders surrendered their right to receive 132,391 shares of common stock issuable upon exercise thereof in payment of the exercise price. As of December 31, 2005, there were no outstanding warrants unexercised.

Issuance of Series E Redeemable Convertible Preferred Stock and Deemed Dividend

In July and August 2004, the Company issued 6,711,431 shares of Series E redeemable convertible preferred stock at a price of $5.95 per share for net cash proceeds of $38.9 million. The Company recorded a deemed dividend of $23.4 million in the third quarter of 2004 to reflect the beneficial conversion feature embedded in the Series E redeemable convertible preferred stock based on the difference between the reassessed fair value of the Company’s common stock on the closing dates of the financing and the issue price of the Series E redeemable convertible preferred stock. All shares of redeemable convertible preferred stock were converted to common stock in December 2004 upon the Company’s initial public offering.

Preferred Stock

As of December 31, 2005, the Company was authorized to issue 5,000,000 shares of preferred stock. The Company’s Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series. The Board of Directors may also designate the rights, preferences and powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the stockholders. To date, the Board of Directors has not designated any rights, preference or powers of any preferred stock and no shares have been issued.

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

Options may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. At December 31, 2005, 2004 and 2003, there were a total of 329,614, 497,786 and 175,788 shares, respectively, of common stock outstanding subject to the Company’s right of

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

repurchase at prices ranging from of $0.24 to $1.19 per share, respectively. In accordance with Emerging Issues Task Force (“EITF”) 00-23, Issues Related to the Accounting for Stock Compensation Under APB Opinion No. 25, and FIN No. 44, shares purchased after March 2002 under an early exercise of stock options are not deemed to be issued until those shares vest. Since March 2002, the Company has issued an aggregate of 686,700 shares of common stock pursuant to the early exercise of stock options. The amounts received in exchange for these shares have been recorded as a liability for early exercise of stock options in the accompanying consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest.

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

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

A summary of the activity under the Company’s stock option plans is as follows (in thousands, except weighted average exercise prices):

	Shares Available	Options Outstanding and Exercisable
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	87	893	$0.24
Authorized	2,100	—
Granted	(1,352)	1,352	$0.29
Exercised	—	(265)	$0.26
Repurchased	6	—	$0.02
Canceled	56	(56)	$0.27

Balance at December 31, 2003	897	1,924	$0.26
Authorized	5,250	—
Granted	(3,849)	3,849	$1.02
Exercised	—	(769)	$0.60
Canceled	263	(263)	$0.40

Balance at December 31, 2004	2,561	4,741	$0.82
Authorized	—	—
Granted	(1,774)	1,774	$17.50
Exercised	—	(204)	$0.70
Canceled	234	(234)	$5.75

Balance at December 31, 2005	1,021	6,077	$1.27

The weighted-average fair value of options granted during 2005, 2004 and 2003 was $10.44, $7.48 and $1.74 per share, respectively. At December 31, 2005, the weighted-average remaining contractual life of outstanding options was 8.52 years and the range of per share exercise prices for options outstanding was $13.31 to $22.51.

2004 Employee Stock Purchase Plan

In November 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”). The 2004 Purchase Plan became effective on December 14, 2004. The 2004 Purchase Plan provides eligible employees of the Company the opportunity to purchase the Company’s common stock during specified periods. The employees are able to purchase shares of the Company’s common stock at a price per share equal to the lower of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering period; or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. On July 31, 2005, 28,806 shares of common stock were purchased by employees and on January 31, 2006, 32,249 shares of common stock were purchased by employees under the 2004 Purchase Plan.

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

10. Related-Party Transactions

Financial Advisor Agreements

In June 2004, the Company entered into a financial advisor agreement with Musket Research Associates, Inc. in connection with its Series E convertible preferred stock financing. Pursuant to the agreement, Musket Research Associates, Inc. acted as a nonexclusive advisor and finder in connection with the Series E convertible preferred stock financing, and the Company paid Musket Research Associates, Inc. a fee of $972,890 in August 2004 in connection with the financing. Musket Research Associates, Inc. also purchased 84,000 shares of Series E convertible preferred stock at $5.95 per share concurrent with the closing of the financing. There were no transactions with Musket Research Associates during the year ended December 31, 2005.

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

11. Subsequent Events

In March 2006, pursuant to the terms of a local delivery license agreement the Company entered into on March 30, 2005 with Novartis Pharma AG, the Company exercised its option to obtain a world-wide, non-exclusive license from Novartis to develop, manufacture and commercialize products that use the Company’s vascular stent delivery systems, including its drug-eluting reservoir-based cobalt chromium stents, for the local delivery of pimecrolimus.

In February 2006, an auction was held by a liquidator to sell the laboratory and warehouse equipment the Company purchased from Phytogen Life Sciences Inc. The Company expects to receive approximately $0.2 million from the sale. On February 27, 2006, the Company executed an asset purchase agreement with Mayne Pharma (USA) Inc. pursuant to which Mayne Pharma agreed to purchase a portion of the finished paclitaxel that the Company purchased from Phytogen for a sales price of $2.8 million. The transaction is expected to close by the end of the first quarter. The Company intends to sell the remaining assets held for sale and it anticipates no material gain or loss resulting from the above sales.

In February 2006, the Company’s CoStar stent received CE Mark approval in the European Union, and the Company commercially launched its CoStar stent in the European Union through its distributor, Biotronik AG.

Conor Medsystems, Inc.

Notes To Consolidated Financial Statements—(Continued)

12. Selected Quarterly Data Financial (Unaudited)

The following table contains selected unaudited consolidated statement of operations data (in thousands, except per share amounts).

	Fiscal 2005 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Product sales	$36	$288	$1,045	$895
Gross margin	(202)	(315)	(1,258)	(1,327)
Net loss	$(11,748)	$(11,824)	$(14,563)	$(20,491)

Net loss attributable to common stockholders	$(11,748)	$(11,824)	$(14,563)	$(20,491)

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(0.36)	$(0.44)	$(0.60)

	Fiscal 2004 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Product sales	$—	$—	$—	$—
Gross margin	—	—	—	—
Net loss	$(3,966)	$(4,916)	$(6,884)	$(10,103)

Net loss attributable to common stockholders	$(4,759)	$(5,724)	$(31,152)	$(10,794)

Basic and diluted net loss per share attributable to common stockholders	$(1.32)	$(1.56)	$(8.21)	$(1.32)

Subsequent to the issuance on February 15, 2006 of the Company’s earnings release for the fourth quarter and year ended December 31, 2005, the Company discovered that, as of the time of the earnings release, it had under-accrued legal expenses by approximately $0.3 million for the fourth quarter and year ended December 31, 2005 and as a result, its general and administrative expenses and net loss were understated. Adjusted for the under accrual, for the year ended December 31, 2005, the Company’s general and administrative expenses were $24.4 million and its net loss was $58.6 million. The Company’s audited consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K reflect these revisions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d to 15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, an independent registered public accounting firm, who has audited our consolidated financial statements included herein, has issued an audit report on our assessment of internal control over financial reporting, which report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Conor Medsystems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Conor Medsystems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conor Medsystems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Conor Medsystems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Conor Medsystems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conor Medsystems, Inc. as of December 31, 2005 and 2004, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005, and the related financial statement schedule and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Palo Alto, California

March 9, 2006

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2005, we completed the process of evaluating our current internal controls systems and processes, implementing new internal control systems and processes and conducting the testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to directors, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled “Proposal 1—Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1—Election of Directors—Code of Conduct,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Schedule II: Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period

Year ended December 31, 2005:
Inventory reserves (1)	$—	$(634)	$237	$(397)
Valuation allowances for deferred tax assets	(18,620)	—	(20,736)	(39,356)
Warranty reserve	—	(41)	—	(41)
Year ended December 31, 2004:
Inventory reserves (1)	$—	$—	$—	$—
Valuation allowances for deferred tax assets	(7,759)	—	(10,861)	(18,620)
Warranty reserve	—	—	—	—
Year ended December 31, 2003:
Inventory reserves (1)	$—	$—	$—	$—
Valuation allowances for deferred tax assets	(3,089)	—	(4,670)	(7,759)
Warranty reserve	—	—	—	—

(1) reserves for excess and obsolete inventory and research and development materials

3. The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate.

10.1(2)	Investor Rights Agreement, dated July 30, 2004, between the Registrant and certain of its stockholders.

10.2(2)*	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers.

10.3(2)*	Form of Employment, Confidential Information, Invention Assignment, and Arbitration Agreement by and between the Registrant and certain of its executive officers.

Exhibit Number	Description of Document

10.4(2)*	Form of Executive Officer Agreement by and between the Registrant and its executive officers.

10.5(2)*	1999 Stock Plan.

10.6(2)*	Forms of Stock Option Agreements under the 1999 Stock Plan.

10.7(2)*	2004 Equity Incentive Plan.

10.8(2)*	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.

10.9(2)*	2004 Non-Employee Directors’ Stock Option Plan.

10.10(2)*	Form of Stock Option Agreement under the 2004 Non-Employee Directors’ Stock Option Plan.

10.11(2)*	2004 Employee Stock Purchase Plan.

10.12(2)*	Form of Indemnification Letter Agreement between the Registrant and John F. Shanley.

10.13(2)*	Employment Letter Agreement, dated March 4, 2004, between the Registrant and Frank Litvack, M.D.

10.14(2)*	Employment Letter Agreement, dated April 15, 2002, between the Registrant and John F. Shanley.

10.15(2)*	Employment Letter Agreement, dated July 16, 2002, between the Registrant and Michael Boennighausen.

10.16(3)*	Employment Letter Agreement, dated August 31, 2004, between the Registrant and Azin Parhizgar.

10.17(4)	Lease Agreement, dated November 21, 2003, between the Registrant and Willow Park Holding Company II, LLC.

10.18(5)†	International Distribution Agreement, dated July 1, 2004, between Conor Medsystems Ireland, Ltd. and Interventional Technologies Pvt., Ltd.

10.19(6)†	Distribution Agreement, dated May 25, 2004, between Conor Medsystems Ireland, Ltd. and Biotronik AG.

10.20(7)†	Collaborative License and Supply Agreement, dated April 4, 2003, between the Registrant and Phytogen Life International LLC.

10.21(8)	Amendment to Distribution Agreement, dated August 18, 2004, between Conor Medsystems Ireland, Ltd. and Biotronik AG.

10.22(9)†	Distributor Agreement, dated November 19, 2004, between Conor Medsystems Ireland, Ltd. and Getz Bros. Co., Ltd.

10.23(10)†	Distributor Agreement, dated November 19, 2004, between Conor Medsystems Ireland, Ltd. and St. Jude Medical Australia Pty Ltd.

10.24(11)†	Distributor Agreement, dated November 19, 2004, between Conor Medsystems Ireland, Ltd. and St. Jude Medical (Hong Kong) Limited.

10.25(12)	Convertible Loan Agreement, dated November 19, 2004, between the Registrant and St. Jude Medical, Inc.

10.26(13)*	Non-Employee Director Cash Compensation Arrangements, effective as of January 19, 2005.

10.27(14)*	Amendment to Employment Letter Agreement, dated January 19, 2005, between the Registrant and Azin Parhizgar, Ph.D.

Exhibit Number	Description of Document

10.28(15)*	Executive Officer Cash Compensation Arrangements.

10.29(16)*	2005 Bonus Plan.

10.30(17)*	Form of Executive Change of Control Agreement, dated September 27, 2005, by and between the Registrant and each of Azin Parhizgar, Ph.D. and Michael Boennighausen.

10.31(18)*	Letter Agreement, dated September 27, 2005, by and between the Registrant and Frank Litvack, M.D.

10.32(19)*	Chief Executive Change of Control and Severance Agreement, dated September 27, 2005, by and between the Registrant and Frank Litvack, M.D.

10.33*	Employment, Confidential Information, Invention Assignment, and Arbitration Agreement by and between the Registrant and John F. Shanley, dated May 15, 2002.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereto).

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(20)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	Management contract or compensation plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed as Exhibit 3.6 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(2)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 10.22 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(5)	Filed as Exhibit 10.26 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(6)	Filed as Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(7)	Filed as Exhibit 10.28 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(8)	Filed as Exhibit 10.29 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(9)	Filed as Exhibit 10.30 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(10)	Filed as Exhibit 10.31 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(11)	Filed as Exhibit 10.32 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(12)	Filed as Exhibit 10.33 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.

(13)	Filed as Exhibit 10.34 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 25, 2005, and incorporated herein by reference.
(14)	Filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 25, 2005, and incorporated herein by reference.
(15)	Incorporated herein by reference to the information under the heading, “Item 1.01. Entry into a Material Definitive Agreement” in the Registrant’s Current Reports on Form 8-K (File No. 000-51066), filed with the SEC on January 25, 2005 and May 11, 2005.
(16)	Incorporated herein by reference to the information under the heading, “Item 1.01. Entry into a Material Definitive Agreement” in the Registrant’s Current Report on Form 8-K (File No. 000-51066), filed with the SEC on June 24, 2005.
(17)	Filed as Exhibit 10.38 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 30, 2005, and incorporated herein by reference.
(18)	Filed as Exhibit 10.39 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 30, 2005, and incorporated herein by reference.
(19)	Filed as Exhibit 10.40 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 30, 2005, and incorporated herein by reference.
(20)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Conor Medsystems under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOR MEDSYSTEMS, INC. (Registrant)

By:	/S/ FRANK LITVACK, M.D.
Frank Litvack, M.D. Chairman and Chief Executive Officer

Dated: March 16, 2006

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

Signature	Title	Date

/S/ FRANK LITVACK Frank Litvack, M.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/S/ MICHAEL BOENNIGHAUSEN Michael Boennighausen	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/S/ DAVID M. CLAPPER David M. Clapper	Director	March 16, 2006

/S/ JOHN H. FRIEDMAN John H. Friedman	Director	March 16, 2006

/S/ JOHN F. SHANLEY John F. Shanley	Director	March 16, 2006

/S/ STEVEN B. GERBER Steven B. Gerber	Director	March 16, 2006

/S/ DAVID B. MUSKET David B. Musket	Director	March 16, 2006

/S/ CARL SIMPSON Carl Simpson	Director	March 16, 2006