Form 10-Q
period 2006-03-31
CONOR MEDSYSTEMS INC
filed 2006-05-10
CIK 1108271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The registrant had 33,828,259 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2006.

CONOR MEDSYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Conor Medsystems, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$61,699	$78,470
Accounts receivable	4,419	1,168
Inventories, net	2,339	1,886
Prepaid expenses and other current assets	3,494	1,002

Total current assets	71,951	82,526
Property and equipment, net	6,540	5,027
Restricted cash	174	173
Assets held for sale	627	3,400
Other assets	947	944

Total assets	$80,239	$92,070

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,457	$3,163
Accrued compensation	1,451	2,007
Accrued clinical development liabilities	4,582	2,629
Accrued legal expenses	1,685	2,248
Contingent expense recovery	1,316	—
Other accrued liabilities	1,767	2,966
Deferred rent	33	84
Liability for early exercise of stock options - current portion	88	103

Total current liabilities	14,379	13,200
Liability for early exercise of stock options	107	147

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock	—	—
Common stock	34	33
Additional paid-in-capital	186,807	196,973
Deferred stock compensation	—	(15,349)
Accumulated other comprehensive income	197	203
Accumulated deficit	(121,285)	(103,137)

Total stockholders’ equity	65,753	78,723

Total liabilities and stockholders’ equity	$80,239	$92,070

See accompanying notes

Conor Medsystems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Product sales	$4,387	$36
Cost of sales	3,839	238

Gross margin	548	(202)
Operating expenses:
Research and development	14,160	7,653
General and administrative	5,360	4,605

Total operating expenses	19,520	12,258

Loss from operations	(18,972)	(12,460)
Interest income	702	679
Other income, net	122	33

Net loss	$(18,148)	$(11,748)

Basic and diluted net loss per share	$(0.54)	$(0.37)

Shares used to compute basic and diluted net loss per share	33,452	31,974

See accompanying notes

Conor Medsystems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For The Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(18,148)	$(11,748)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	309	184
Recognition of employee stock-based compensation	3,476	2,377
Loss on disposal of property and equipment	5	—
Issuance of stock options to consultants for services	817	714
Changes in operating assets and liabilities:
Accounts receivable	(3,211)	(35)
Inventories	(499)	(71)
Prepaid expenses and other current assets	(2,490)	(44)
Other assets	2,770	(3)
Accounts payable	276	17
Accrued compensation	(561)	(170)
Accrued clinical development liabilities	1,953	195
Accrued legal expenses	(562)	443
Contingent expense recovery	1,316	—
Other accrued liabilities	(1,210)	657
Deferred rent	(51)	(7)

Net cash used in operating activities	(15,810)	(7,491)

Cash flows from investing activities
Transfers to restricted cash	(1)	(1)
Capital expenditures	(1,862)	(1,379)

Net cash used in investing activities	(1,863)	(1,380)

Cash flows from financing activities
Proceeds from the exercise of stock-based compensation awards, including early exercise, and employee stock purchase plan	867	7,669
Repurchase of common stock	(32)	—

Net cash provided by financing activities	835	7,669

Effect of exchange rate changes on cash and cash equivalents	67	(125)

Net decrease in cash and cash equivalents	(16,771)	(1,327)
Cash and cash equivalents at beginning of period	78,470	117,676

Cash and cash equivalents at end of period	$61,699	$116,349

See accompanying notes

Conor Medsystems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Conor Medsystems, Inc. (the “Company”) was incorporated on October 25, 1999 and develops innovative controlled vascular drug delivery technologies. In 2005, the Company began commercializing its cobalt chromium paclitaxel-eluting coronary stent system, CoStar™, in certain countries outside of the United States, the European Union and Japan, and in the first quarter of 2006, the Company began commercializing its CoStar stent in many countries in the European Union.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.

The condensed consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited consolidated financial statements as of December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Readers are encouraged to review the Company’s Annual Report on Form 10-K for a broader discussion of the Company’s business and the risks inherent therein.

Risks and Uncertainties Related to Intellectual Property

The Company is aware of patents owned by third parties, to which it does not have licenses, which relate to, among other things, the use of paclitaxel to treat restenosis, the use of rapamycin or its analogs to treat restenosis, stent structure, catheters used to deliver stents, stent manufacturing processes and composition of materials used on or with stents. For example, Boston Scientific Corporation owns a series of patents that claim the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent. In addition, Angiotech Pharmaceuticals, Inc. is the owner of a number of patents, and has licensed from the U.S. government a number of other patents, that also claim the use of paclitaxel coated stents to treat angiogenesis and restenosis. Johnson & Johnson and its subsidiary Cordis Corporation are also owners of a number of patents that claim the use of rapamycin or its analogs to treat restenosis. Boston Scientific, Johnson & Johnson, Cordis, Guidant Corporation, Medtronic, Inc., Abbott Laboratories, Medinol Ltd. and other parties also own other patents that may have a material adverse effect on the Company.

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in The Hague, Netherlands seeking a declaration that the Company’s CoStar stent infringes Angiotech’s patent rights. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing the Company from commercializing its CoStar stent in many European countries and requiring the Company to pay damages. A trial date has not yet been set for these proceedings. The Company is unable to predict the outcome of these proceedings. Also, on November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc., (“Scimed”), initiated legal proceedings against the Company in the District Court for the District of Delaware seeking a judgment, among other things, that the Company’s CoStar stent infringes one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing the Company from commercializing its CoStar stent in the United States and requiring the Company to pay damages. A trial date for these proceedings has not yet been set. The Company is unable to predict the outcome of these proceedings. On May 4, 2006, Schneider (Europe) GmbH (“Schneider”), a part of the Boston Scientific group of companies, initiated legal proceedings against Conor Medsystems Ireland Limited (“Conor Ireland”), a wholly-owned subsidiary of the Company, in the High Court of Ireland alleging that the CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking the Company’s CoStar stent. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. The Company is unable to predict the outcome of these proceedings.

Based on litigations against the Company to date, the fact that the Company may pose a competitive threat to large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, and the prolific litigation that has occurred in the stent industry, the Company believes that it is highly likely that additional patent infringement claims will be asserted against the Company with respect to the manufacture, use, offer for sale or sale of the Company’s CoStar stent based on one or more of these patents. Any lawsuit could seek to enjoin, or prevent, the Company from commercializing its CoStar stent and may seek damages from the Company, and would likely be expensive for the Company to defend against. The Company has received letters from third parties, some of whom have been actively involved in coronary stent litigation, asserting that they may have rights to patents that are relevant to the Company’s operations or its stent platform and requesting the initiation of discussions. In the event a court determines that the Company infringes any valid claim in a patent held by a third party, the Company expects that such a determination would have a material adverse effect on its results of operations, financial condition and liquidity, and that the Company may, among other things, be required to pay substantial damages, cease the development, manufacture, use and sale of products, including its CoStar stent, that infringe the patent rights of others, expend significant resources to redesign the Company’s technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible, discontinue manufacturing or other processes incorporating infringing technology, and/or obtain licenses to the infringed intellectual property. The Company believes that it is unlikely that it would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which it would compete directly. In addition, the Company’s competitors have significant resources to devote to litigation against the Company, and the Company may need to expend significant resources to defend against such litigation. The Company could require significant additional funds to bear the costs of this litigation, regardless of whether the Company prevails. The Company’s ability to continue to operate under its current operating plan could be impaired if such funds are not available. Since the Company’s costs in connection with any such litigation will vary greatly depending on the nature and timing of the litigation, it is not possible for the Company to estimate the effect of such costs on its financial condition and results of operations. Amounts ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time.

On February 24, 2006, the High Court of Justice in the United Kingdom rendered its decision in the proceedings initiated by the Company that an Angiotech European patent covering a paclitaxel-eluting polymer-coated stent is invalid. As a result of the ruling, the Company received approximately $1.3 million in reimbursement of legal fees. Angiotech has appealed the decision to the Court of Appeal and the Company expects a hearing to occur on this appeal in December 2006. The Company is unable to predict the outcome of the appellate proceedings. Until the appellate decision is rendered, the Company has deferred the recognition of any expense recovery and has recorded a contingent expense recovery of $1.3 million on the condensed consolidated balance sheet.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Ireland is the euro. Foreign assets and liabilities are translated into U.S. dollars at the quarter-end exchange rates, while the statement of operations is translated using average exchange rates in effect throughout the year. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. For the quarters ended March 31, 2006 and 2005, gains from foreign currency transactions were $0.1 million and $33,000, respectively. Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles for interim financial reporting requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

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

Assets Held for Sale

In November 2005, the Company purchased substantially all of the assets of Phytogen Life Sciences Inc., including its inventory of finished paclitaxel. As of March 31, 2006, the Company had sold most of the assets acquired in the transaction and anticipates selling the remainder of the assets acquired in the transaction, except for certain laboratory equipment and an amount of finished paclitaxel that it believes will be sufficient to meet its investigational and commercial needs. The Company accounted for this transaction as an acquisition of assets pursuant to FAS 142, “Goodwill and Other Intangible Assets,” and is carrying these assets at their expected sales price (estimated fair value), less direct costs to sell. The Company has entered into a contract to sell the remaining $0.6 million of assets over the next several months. The Company does not expect to have either a material gain or loss from the sale of all of the assets acquired from Phytogen.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Net losses for the three months ended March 31, 2006 and 2005 were $18.1 million and $11.7 million, respectively. Foreign currency translation adjustments for the three months ended March 31, 2006 and 2005 were $0.2 million and $0.1 million, respectively. The total comprehensive loss for the three months ended March 31, 2006 and 2005 was $18.3 million and $11.8 million, respectively.

2. Stock-Based Compensation

On March 31, 2006, the Company had three share-based compensation plans: the 2004 Equity Incentive Plan, the 2004 Non-Employee Directors’ Stock Option Plan and the 2004 Employee Stock Purchase Plan, each of which is described below. The compensation expense for those plans included in the consolidated statements of operations was $4.3 million and $3.1 million for the three months ended March 31, 2006 and 2005, respectively.

Prior to January 1, 2006, the Company accounted for its share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For the periods prior to January 1, 2006, stock-based employee compensation expense related to stock option grants prior to the Company’s initial public offering was recognized in the statements of operations using the intrinsic value method in accordance with the provisions of APB 25. No compensation expense was recognized for stock options granted since the Company’s initial public offering, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation expense recognized in the first quarter of 2006 included: (a) expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R, during the quarter ended March 31, 2006, the Company reversed the remaining balance of deferred compensation of $15.3 million to additional paid-in-capital and began expensing share-based compensation accordingly. The Company’s net loss for the quarter ended March 31, 2006, was $1.8 million higher than if the Company had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s share-based compensation plans during the period ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods of the options. The Company recognized the compensation expense of all share-based awards on a straight-line basis over the vesting period of the award.

Three Months Ended March 31, 2005 (in thousands except per share amounts)
Net loss - as reported	$(11,748)
Add: Stock-based employee compensation expense included in reported net loss	2,377
Deduct: Stock-based employee compensation expense determined under the fair value method	(2,753)

Net loss - pro forma	$(12,124)

Basic and diluted net loss per share - as reported	$(0.37)

Basic and diluted net loss per share - pro forma	$(0.38)

Stock Option Plans

The 2004 Equity Incentive Plan (the “2004 Plan”), which is stockholder-approved, permits the grant of options and other share-based awards to the Company’s employees, directors and consultants. The 2004 Plan became effective on December 14, 2004. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service).

The Company’s 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”), which is stockholder-approved, provides for the automatic grant of nonstatutory options to non-employee directors of the Company. The 2004 Directors’ Plan became effective on December 14, 2004. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a three-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service).

The fair value of each option awarded to employees and directors is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table.

	Three Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Risk-free interest rate	4.32%	4.00%
Volatility	0.55	0.7
Expected life	5 years	5 years

The fair value of each option awarded to non-employee non-directors is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table.

	Three Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Risk-free interest rate	4.48%	4.00%
Volatility	0.55	0.7
Expected life	7.7 years	9 years

The Company’s common stock has limited historical information on its stock price volatility. In accordance with the implementation guidance of SFAS 123R, the Company has calculated expected volatility based on the average volatilities of similar companies that are growing from newly-public to more mature companies with more stock price history. For purposes of identifying similar entities, the Company has considered factors such as industry, stage of life cycle, and size. The expected term of options granted represents the period of time that options granted are expected to be outstanding. When establishing an estimate of the expected term of an award, the Company considers the vesting period for the award, the historical experience of employee stock option exercises (including post-vesting forfeitures) and a comparison to relevant peer group data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Compensation expense recognized in the unaudited consolidated statement of operations for the quarter ended March 31, 2006 was based on awards ultimately expected to vest and it reflected estimated forfeitures based on an annual rate of 4.5%.

A summary of option activity under the plans for the quarter ended March 31, 2006 is presented below (in thousands, except for per share amounts):

		Options Outstanding and Exercisable			Weighted - Average Remaining Contractual Life (in years)
	Shares Available	Number of Shares	Weighted - Average - Per Share Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2005	1,021	6,077	$5.51	$79,167	8.5

Authorized	1,748	—
Granted	(1,148)	1,148	$23.48
Exercised		(144)	3.38
Repurchased	48	—
Canceled	220	(220)	21.28

Balance at March 31, 2006	1,889	6,861	$8.05	$147,211	8.5

Vested at March 31, 2006		2,965	$1.75	$82,295	7.8

The weighted-average grant-date fair value of options granted during the quarters ended March 31, 2006 and 2005 was $12.32 and $9.84, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $2.97 million and $451,000, respectively. Cash proceeds from the exercise of stock options were $0.5 million and $14,000 for the quarters ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, there was $41.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.54 years. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $3.6 million and $3.5 million, respectively.

2004 Employee Stock Purchase Plan

In November 2004, the Company’s Board of Directors and stockholders approved the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”), which became effective on December 14, 2004. The 2004 Purchase Plan provides eligible employees of the Company the opportunity to purchase the Company’s common stock during specified periods. The employees are able to purchase shares of the Company’s common stock at a price per share equal to the lower of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering period; or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.

The fair value of each offering under the 2004 Purchase Plan was estimated on the date on which the offering begins using the same option valuation model used for options granted under the 2004 Plan. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as those noted in the table related to options issued under the 2004 Plan. The expected life for stock granted under the 2004 Purchase Plan in the quarters ended March 31, 2006 and 2005 was 1.33 years and 1.37 years, respectively.

A summary of the activity under the 2004 Purchase Plan as of March 31, 2006, and changes during the quarter then ended is presented in the table below (in thousands, except for per share amounts):

Employee Stock Purchase Plan	Shares Available	Average Per Share Purchase Price
Outstanding at December 31, 2005	443	$11.13
Authorized	337
Issued upon purchase	(32)	11.76

Outstanding at March 31, 2006	748	$11.46

As of March 31, 2006, there was $570,000 of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2004 Purchase Plan. The unrecognized compensation cost is expected to be recognized over a period of 2.0 years.

Cash received from option exercises and 2004 Purchase Plan offerings for the quarters ended March 31, 2006 and 2005 was $0.8 million and $14,000, respectively.

3. Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, less outstanding shares subject to repurchase. Diluted net loss per share would be computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(18,148)	$(11,748)

Denominator:
Weighted-average common shares outstanding	33,751	32,453
Less weighted-average shares subject to repurchase	(299)	(479)

Denominator for basic and diluted net loss per share	33,452	31,974

Basic and diluted net loss per share	$(0.54)	$(0.37)

Outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Common shares subject to repurchase	244	451
Options to purchase common stock	6,861	4,802
Warrants to purchase common and preferred stock	—	493

	7,105	5,746

4. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$1,398	$851
Work-in-progress	763	1,035
Finished goods	178	—

Total Inventory	$2,339	$1,886

5. Commitments and Contingencies

Legal Contingencies

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in The Hague, Netherlands, seeking: a declaration that the Company’s CoStar stent infringes an issued European patent; an order that the Company and its affiliates cease any infringement of the European patent in the Netherlands and other designated European countries; an order that the Company not use its CE marketing approval for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring the Company to withdraw all information and documentation concerning the clinical trials the Company has conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring the Company to pay 2,460 euros per sale of its CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that the Company does not comply; an order that the Company indemnify Boston Scientific and Angiotech or surrender its profit on sales of its CoStar stent in countries covered by the European patent; and an order that the Company pay the costs of the proceedings. The Company intends to vigorously defend itself in this proceeding. If the Company does not succeed in either invalidating or rendering unenforceable the European patent or in establishing that the patent is not infringed by the Company’s CoStar stent, the Company will not be able to commercialize its CoStar stent in the Netherlands and the Company may not be able to commercialize its CoStar stent in other European countries designated in the European patent without a license from Boston Scientific, which may not be available to it on acceptable terms, or at all. No trial date has been set for these proceedings. The Company is unable to predict the outcome of these proceedings. In addition, on May 3, 2006, the District Court of The Hague, Netherlands handed down its judgment in the legal proceedings initiated by Boston Scientific and Angiotech against Sahajanand Medical Technologies, or SMT, in which it ruled that SMT’s stent infringes the same Angiotech European patent asserted against the Company in The Hague, Netherlands and that the Angiotech European patent is valid. This ruling may adversely impact our own proceedings in The Hague, Netherlands, including the nullity proceedings we initiated in The Hague, Netherlands described below.

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

On February 18, 2005, the Company initiated proceedings against Angiotech and the University of British Columbia in the High Court of Justice in the United Kingdom requesting that the court invalidate the Angiotech European patent covering a paclitaxel-eluting polymer-coated stent referred to above based on the grounds that all claims of the patent either lack novelty or are obvious in light of the state of scientific knowledge at the priority date of the patent. The trial began on October 4, 2005, and the High Court heard the parties’ closing arguments in mid December 2005. On February 24, 2006, the High Court of Justice rendered its decision that the European patent is invalid based on the grounds that the patent was obvious in light of the state of scientific knowledge at the priority date of the patent. Angiotech has appealed the decision to the Court of Appeal, and the Company expects a hearing to occur on this appeal in December 2006. The Company is unable to predict the outcome of the appellate proceedings.

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

On October 26, 2005, the Company initiated nullity proceedings against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of the European patent referred to above, which is one of the Hunter patents owned by Angiotech and licensed to Boston Scientific that is the subject of the legal proceedings asserted against the Company in the Netherlands. The revocation has been requested based on the grounds that the patent is invalid based on prior art, the claims are not enabled by the patent specification, and other grounds. A trial on the merits in these proceedings is scheduled for October 27, 2006. Boston Scientific filed a motion to intervene in this proceeding. The Company is unable to predict the outcome of these proceedings.

On May 4, 2006, Schneider (Europe) GmbH (“Schneider”), a part of the Boston Scientific group of companies (“Boston Scientific”), initiated legal proceedings against Conor Medsystems Ireland Limited (“Conor Ireland”), a wholly-owned subsidiary of the Company, in the High Court of Ireland alleging that the Company’s CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking the Company’s CoStar stent. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. The Company is unable to predict the outcome of these proceedings.

Amounts ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time. As a result of the ruling of the High Court of Justice in the United Kingdom, the Company received approximately $1.3 million in reimbursement of legal fees. Until the appellate decision is rendered, the Company has deferred the recognition of the $1.3 million expense recovery on the condensed consolidated balance sheet.

6. Segment, Geographic and Customer Information

The Company operates in one business segment, which primarily focuses on the development and commercialization of controlled vascular drug delivery technologies. The Company currently has one product which accounts for all of its product sales.

Product sales were generated through the Company’s wholly-owned subsidiary in Ireland and were attributed to geographic regions based on the location of the distribution partner as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Geographic Sales
Europe	$4,075	$—
Asia	312	36

Total Product Sales	$4,387	$36

7. Subsequent Events

On May 4, 2006, Schneider initiated legal proceedings against Conor Ireland, a wholly-owned subsidiary of the Company, in the High Court of Ireland alleging that the Company’s CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Boston Scientific is seeking, among other things, damages and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking the Company’s CoStar stent. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. The Company is unable to predict the outcome of these proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “ could,” “ would,” “ expect,” “ plans,” “ anticipates,” “ believes,” “ estimates,” “projects,” “ predicts,” “ potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under Part II, Item 1A below. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We develop innovative controlled vascular drug delivery technologies. We have initially focused on the development of drug-eluting stents to treat coronary artery disease. Our efforts are currently focused on the development and commercialization of our cobalt chromium paclitaxel-eluting coronary stent system, CoStar™, for the treatment of restenosis. In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG.

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

We submitted an investigational device exemption, or IDE, application to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2005 for our U.S. pivotal clinical trial, COSTAR II, and in March 2005, we received conditional approval for our IDE application. The first patient was enrolled in the trial in May 2005. In December 2005, we received approval from the FDA to expand enrollment in the COSTAR II trial to the full cohort of 1,700 patients, and we completed enrollment in April 2006. If the clinical trial proceeds as scheduled and the outcomes of this clinical trial are favorable, we anticipate submitting an application for marketing approval with the FDA in 2007 and, if FDA agrees that we have established the safety and effectiveness of our CoStar stent, receiving regulatory approval for our CoStar stent in the United States in late 2007 or early 2008. We could be delayed by adverse results or regulatory complications, and we may never achieve U.S. regulatory approval.

If we obtain the necessary regulatory approvals, we plan to pursue commercialization of our CoStar stent in the United States with our own sales force and internationally through distribution arrangements. Our wholly-owned subsidiary, Conor Medsystems Ireland Limited, or Conor Ireland, entered into an agreement with Biotronik AG to distribute our CoStar stent in countries outside of the United States, Japan, Australia, New Zealand and Korea and certain other countries. On April 27, 2006, Conor Ireland entered into an agreement with Interventional Technologies Limited, or IVT, under which IVT is the exclusive distributor of the Company’s CoStar stent in India, Pakistan, Bangladesh, Sri Lanka, Kenya, and Tanzania. This agreement supersedes and replaces the agreement entered into with IVT in July 2004. Conor Ireland also entered into agreements with affiliates of St. Jude Medical, Inc. to distribute our CoStar stent in Japan, Korea, New Zealand and Australia. A decision to seek regulatory approval of, or to sell, our CoStar stent has not yet been made in respect to all of these countries. In 2005, we began commercializing our CoStar stent in certain countries outside of the United States, the European Union and Japan pursuant to these distribution agreements, and in the first quarter of 2006, we commercially launched our CoStar stent in many of the countries in the European Union through our distributor Biotronik.

In March 2006, pursuant to the terms of our agreement with Novartis Pharma AG, we exercised our option to obtain a world-wide, non-exclusive license from Novartis to develop, manufacture and commercialize products that use our vascular delivery stent systems, including our drug-eluting reservoir-based cobalt chromium stent, for the local delivery of pimecrolimus. We expect to initiate two clinical trials to evaluate our cobalt chromium pimecrolimus-eluting coronary stent system, Corio™, and our cobalt chromium pimecrolimus- and paclitaxel-eluting coronary stent system, SymBio™, for the treatment of restenosis. In addition, we continue to evaluate a bioresorbable reservoir-based stent that we designed incorporating Biotronik’s absorbable metal to enable tailored drug release kinetics for the treatment of restenosis and other vascular disorders. We are also investigating the applicability of our stent technology to the treatment of an acute myocardial infarction, or AMI, commonly known as a heart attack.

We were incorporated in Delaware in October 1999 and have a limited operating history. We have incurred net losses each year. We anticipate that we will continue to incur net losses for the next several years as we develop new products, expand our clinical development team and corporate infrastructure and, assuming we receive FDA approval, prepare for the potential U.S. commercialization of our CoStar stent. We have financed our operations primarily through private placements of preferred stock and convertible promissory notes, as well as through our initial public offering of our common stock. We currently have no products approved for sale in the United States.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including those related to stock-based compensation and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, except for employee stock-based compensation related to our adoption of a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123R.

Stock-Based Compensation – Adoption of SFAS 123R

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

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations.

We adopted SFAS 123R effective January 1, 2006, which requires the recognition of stock-based compensation at fair value in our statement of operations. We adopted SFAS 123R under the modified prospective transition method and therefore we have not restated results for prior periods. The preparation of the financial statement in accordance with generally accepted accounting principles requires us to estimate the fair value of stock options granted. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.

Under SFAS 123R, our estimate of compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Because our initial public offering occurred on December 14, 2004, there is limited historical information available to support our estimate of certain assumptions required to value our stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Our common stock has limited historical information on its stock price volatility. In accordance with the implementation guidance in SFAS 123R, we have therefore calculated expected volatility based on the average volatilities of similar companies that are growing from newly public to more mature companies with more stock price history. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including post-vesting forfeitures) and a comparison to relevant peer group data. As a result of using estimates, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to estimate the value of stock based awards granted in future periods.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Product Sales

In 2005, we began commercializing our CoStar stent in certain countries outside of the United States, the European Union and Japan. Prior to February 2005, we had not generated any revenues from the sale of our stents. In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in the European Union through our distributor, Biotronik AG. As a result of the commercial launch of our CoStar stent in many of the countries in the European Union, we expect product revenues to increase in subsequent quarters over current levels. Because our distributors have fluctuating inventory stocking patterns, revenues from the sales of our CoStar stent may fluctuate from quarter to quarter.

Product sales were $4.4 million and $36,000 for the three months ended March 31, 2006 and 2005, respectively. The $4.4 million increase was primarily due to the commercial launch of our CoStar stent in many countries in the European Union.

Cost of Sales

Cost of sales is composed of the material, labor, non-cash stock-based compensation, overhead and transportation costs of production and variances associated with inefficiencies in manufacturing. We expect that as our production processes mature and volumes increase, our cost of sales as a percentage of product sales will decline.

Cost of sales was $3.8 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, cost of sales grew as revenue increased and commercialization of our CoStar stent began in the European Union. Cost of sales included non-cash stock-based compensation expense of $0.2 million and $0 for the three months ended March 31, 2006 and 2005, respectively. The cost of sales for the three months ended March 31, 2006 and 2005 is representative of the production costs and variances associated with the early commercialization of our CoStar stent. Our cost of sales has been and will continue to be affected by a variety of factors, including product manufacturing start-up costs, manufacturing efficiencies, pricing by suppliers, yield and scrap, and production volumes. The cost of sales for the three months ended March 31, 2006 is not necessarily indicative of production costs in future periods.

Research and Development Expenses

Our research and development expenses primarily consist of clinical and regulatory expenses, including pre-clinical and clinical trial costs and the cost of manufacturing clinical supplies. Research and development costs also consist of employee compensation, supplies and materials, consultant services, facilities, and non-cash stock-based compensation. We expense research and development costs as they are incurred. We expect our research and development expenses to increase significantly as we complete the development of our CoStar stent, research new product opportunities, conduct additional clinical trials and hire additional employees. If our COSTAR II trial proceeds as currently planned, we anticipate that it will cost at least $15.0 million to complete. As of March 31, 2006, we had expended $23.4 million in research and development expenses for our EuroSTAR and COSTAR II trials. In addition, we plan to conduct additional clinical trials using our CoStar stent as well as other drug-eluting stents that we are currently developing, including our Corio and SymBio stent systems.

Research and development expenses were $14.2 million and $7.7 million for the three months ended March 31, 2006 and 2005, respectively. Research and development expenses included non-cash stock-based compensation expense of $2.3 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. The $6.5 million increase was primarily due to increases in clinical trial expenses of $4.4 million, increases in non-cash employee stock-based compensation expenses of $0.9 million, increases in payroll and related expenses of $0.9 million as we increased research and development personnel, increases in non-cash non-employee stock-based compensation expenses of $0.2 million, and increases in other expenses of $0.1 million. Effective January 1, 2006, we adopted SFAS 123R, and as a result operating expenses for the quarter ended March 31, 2006 included additional employee stock-based compensation expense as compared to the comparable period of the prior year.

General and Administrative Expenses

Our general and administrative expenses consist primarily of compensation for executive, finance and administrative personnel and non-cash stock-based compensation. Other significant costs include professional fees for accounting and legal services, including legal services associated with defending against patent litigation and our efforts to obtain and maintain protection for the intellectual property related to our stent technology. We expect our general and administrative expenses to increase substantially due to the costs associated with the infrastructure necessary to support the commercialization of our CoStar stent, particularly in the U.S., as well as the costs associated with defending patent infringement claims asserted against us.

General and administrative expenses were $5.4 million and $4.6 million for the three months ended March 31, 2006 and 2005, respectively. General and administrative expenses included non-cash stock-based compensation expense of $1.8 million for each of the three months ended March 31, 2006 and 2005. The $0.8 million increase was primarily due to increases in professional services for legal, audit and other consulting services of $0.6 million, increases in payroll expenses of $0.3 million as we added management and administrative personnel, increases in non-cash employee stock-based compensation expenses of $0.1 million, partially offset by decreases in trade show, promotional, franchise tax and other expenses totaling $0.2 million. Effective January 1, 2006, we adopted SFAS 123R, and operating expenses for the quarter ended March 31, 2006 included additional employee stock-based compensation expense as compared to the comparable period of the prior year.

Interest Income

Interest income was $0.7 million in each of the three months ended March 31, 2006 and 2005. There was no significant change in interest income as declining cash balances were offset by higher interest rates.

Other Income, Net

Other income was $0.1 million and $33,000 for the three months ended March 31, 2006 and 2005, respectively. The increase was due to the foreign exchange gains associated with converting transactions from the euro to the U.S. dollar.

Liquidity and Capital Resources

We have incurred losses since our inception in October 1999 and, as of March 31, 2006, we had an accumulated deficit of $121.3 million. We have funded our operations to date principally from proceeds from our initial public offering of common stock in December 2004 and private placements of equity securities and convertible promissory notes, raising aggregate net proceeds of $164.0 million through March 31, 2006.

As of March 31, 2006, we did not have any outstanding or available debt financing arrangements, we had working capital of $57.6 million and our primary source of liquidity was $61.7 million in cash and cash equivalents. Pending their ultimate use, we currently invest our available funds in liquid money market accounts.

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.8 million during the three months ended March 31, 2006. The cash used in operations during the three months ended March 31, 2006 primarily reflected the net loss of $18.1 million plus increases in accounts receivable of $3.2 million, prepaid assets of $2.5 million and other accrued liabilities of $1.2 million. The cash used in operations was partially offset by non-cash employee stock-based compensation expense of $3.5 million and decreases of other assets of $2.8 million, accrued clinical development liabilities of $2.0 million, and contingent expense recovery of $1.3 million.

Net cash used in operating activities was $7.5 million during the three months ended March 31, 2005. The net cash used during the three months ended March 31, 2005 primarily reflected the net loss of $11.7 million, partially reduced by depreciation of $0.2 million, non-cash stock-based compensation expense of $2.4 million, the issuance of stock to consultants as stock-based compensation of $0.7 million, increases in other accrued liabilities of $0.7 million, and changes in other operating assets and liabilities of $0.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2006 and 2005 was $1.9 million and $1.4 million, respectively, primarily as a result of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2006 was $0.8 million, primarily due to the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2005 was $7.7 million, primarily due to the net proceeds we received from the sale and issuance of shares of our common stock upon the exercise of the over-allotment option in January 2005 by the underwriters of our initial public offering.

Operating Capital and Capital Expenditure Requirements

As of March 31, 2006, we had not achieved profitability. We anticipate that we will continue to incur net losses for the next several years as we develop new products, expand our clinical development team and corporate infrastructure and prepare for the U.S. commercialization of our CoStar stent. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues or raise additional capital to achieve profitability.

In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG. As a result of our commercial launch in the European Union, we expect product revenues to increase in subsequent quarters over current levels. We believe that our cash and cash equivalent balances, as well as the interest we earn on these balances and revenues from anticipated product sales, will be sufficient to meet our anticipated cash requirements into 2007. However, we anticipate that we will seek to sell additional equity or debt securities or obtain a credit facility prior to this time. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to liquidate some or all of our assets or reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

We anticipate spending at least $11.0 million over the next year for clinical trials to seek to obtain regulatory approvals of our CoStar stent. We estimate that the development of any new product candidates will cost between $15.0 million and $25.0 million per product candidate and will take up to four years or longer to complete. We expect to fund the development of potential product candidates with our existing cash and cash equivalent balances, or with cash received from sales of our products and securities.

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements that involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A below. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of drug-eluting stents, such as our CoStar stent, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

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

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in The Hague, Netherlands seeking a declaration that our CoStar stent infringes Angiotech’s patent rights. In the suit, Angiotech and Boston Scientific are also seeking orders, among other things, preventing us from commercializing our CoStar stent in many European countries and requiring us to pay damages. Also, on November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc., or Scimed, initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment, among other things, that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, preventing us from commercializing our CoStar stent in the United States and requiring us to pay damages. On May 4, 2006, Schneider (Europe) GmbH, or Schneider, a part of the Boston Scientific group of companies, initiated legal proceedings against Conor Medsystems Ireland Limited, our wholly-owned subsidiary, in the High Court of Ireland alleging that our CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking our CoStar stent. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. We are unable to predict the outcome of these proceedings.

Based on litigations against the Company to date, the fact that we may pose a competitive threat to large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, and the prolific litigation that has occurred in the stent industry, we believe that it is highly likely that additional patent infringement claims will be asserted against us with respect to the manufacture, use or sale of our CoStar stent based on one or more of these patents. A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Johnson & Johnson, Boston Scientific, Guidant Corporation (which is now owned by Boston Scientific), Cordis Corporation, Medtronic Inc., Abbott Laboratories and Medinol Ltd. Many of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. Further, we are aware that there are a large number of U.S. and foreign issued patents and pending patent applications owned by third parties that generally cover stents, catheters, balloons or enabling technologies that could be relevant to our technologies, products or product candidates, any number of which could be asserted against us in litigation. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. We have received letters from third parties, some of whom have been actively involved in coronary stent litigation, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. A court may determine that these patents are valid and infringed by us. A finding that we infringe any valid claim in a patent held by a third party would have a material adverse effect on our results of operations, financial condition and liquidity, and we may, among other things, be required to:

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

Contractual Obligations

For the period ended March 31, 2006, there were no material changes in contractual obligations previously disclosed under the heading “Liquidity and Capital Resources-Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended March 31, 2006, there were no material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended March 31, 2006, there were no material developments in the litigation disclosed under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, except as follows:

•	On February 2, 2006, the Federal Court of Australia (Victoria District Registry) issued an order with respect to our Application to Revoke Australian Patent Nos. 728873, 771815 and 693797 owned by Angiotech Pharmaceuticals, Inc. and University of British Columbia allowing us to proceed with our claim of invalidity on the basis that the University of British Colombia is not entitled to patents. Angiotech and the University of British Colombia have appealed the order. A hearing on the appeal is scheduled for May 2006. We are unable to predict the outcome of the proceedings.

•	On February 24, 2006, the High Court of Justice in the United Kingdom rendered its decision in our proceedings initiated against Angiotech that EP 0 706 376 B1 is invalid based on the grounds that the patent was obvious in light of the state of scientific knowledge at the priority date of the patent. Angiotech has appealed the decision and we expect a hearing to occur on this appeal in December 2006. We are unable to predict the outcome of the appellate proceedings.

In addition, on May 4, 2006, Schneider (Europe) GmbH, or Schneider, a part of the Boston Scientific group of companies, initiated legal proceedings against Conor Medsystems Ireland Limited, our wholly-owned subsidiary, in the High Court of Ireland alleging that our CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking our CoStar stent. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. We currently use our facilities in Ireland to manufacture our CoStar stent for commercial sale. We are unable to predict the outcome of these proceedings.

Item 1A. Risk Factors

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2006. In addition, the risks described under, and the caption entitled, “Problems with the stent to be used in the control group could adversely affect our U.S. pivotal clinical trial for our CoStar stent” under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2006 have been removed.

Risks Related to Intellectual Property

Intellectual property rights, including in particular patent rights, play a critical role in the drug-eluting stent sector of the medical device industry, and therefore in our business. We face significant risks relating to patents, both as to our own patent position as well as to patents held by third parties. For example, we are involved in substantial patent litigation with large, well-capitalized companies. These risks are summarized below. We have described in greater detail our patent position, and patents held by third parties that could impact our business, under “Item 1. Business—Patents and Proprietary Rights” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006. You should consider carefully the matters discussed under that caption and in the risk factors below in considering an investment in our common stock.

We are involved in substantial patent litigation with large, well-capitalized companies. If any patent infringement or other intellectual property claims asserted against us are successful, we could be enjoined, or prevented, from commercializing our CoStar™ stent, our cobalt chromium paclitaxel- and pimecrolimus-eluting coronary stent system, SymBio™, our cobalt chromium pimecrolimus-eluting coronary stent system, Corio™, or other product candidates.*

Since February 2005, we have become involved in five separate legal proceedings regarding patents. These proceedings are:

•	a litigation initiated against us in The Hague, Netherlands by Angiotech Pharmaceuticals, Inc. and Boston Scientific seeking a declaration that our CoStar stent infringes one of the Hunter patents;

•	a litigation initiated against us in Delaware by Boston Scientific and Boston Scientific Scimed, Inc., or Scimed, seeking a judgment that our CoStar stent infringes one of the Jang patents;

•	a litigation initiated against us in Ireland by Schneider (Europe) GmbH, or Schneider, a part of the Boston Scientific group of companies, seeking a judgment that our CoStar stent infringes one of the Kastenhofer patents;

•	legal proceedings initiated by us in the United Kingdom and the Netherlands requesting that the courts invalidate one of the Hunter patents owned by Angiotech and licensed to Boston Scientific; and

•	a proceeding initiated by us in Australia seeking to invalidate patents owned by Angiotech and the University of British Columbia.

The Hunter and Jang patents are described in greater detail below and under the caption “Item 1. Business—Patents and Proprietary Rights—Third-Party Patent Rights” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006. The Kastenhofer patents are described in greater detail below. In these legal proceedings, Boston Scientific, Angiotech, Scimed and Schneider are seeking, among other things, substantial damages from us as well as injunctions to prevent us from selling, manufacturing or stocking our CoStar stent. We are unable to predict the outcome of these legal proceedings. These legal proceedings are described in more detail under the captions “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, and “Item 1. Legal Proceedings” under Part II of this Quarterly Report on Form 10-Q.

Including the Hunter, Jang and Kastenhofer patents being asserted against us in one or more of the litigations mentioned above, there are numerous U.S. and foreign issued patents and pending patent applications owned by third parties with patent claims in areas that are the focus of our product development efforts. We do not have licenses to these patents. These patents relate to, among other things:

•	use of paclitaxel (in general or on a stent) to treat restenosis;

•	use of rapamycin or its analogs (in general or on a stent) to treat restenosis;

•	stent structure;

•	catheters used to deliver stents;

•	composition of materials or therapeutic agents used on or with stents; and

•	stent and catheter manufacturing processes.

A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific Corporation, Johnson & Johnson, Cordis Corporation, Medtronic Inc., Abbott Laboratories, Medinol Ltd. and Guidant Corporation (which is now owned by Boston Scientific). Several of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. For a description of patents that we consider to pose a material litigation risk to us, see the discussion under below and under the caption “Item 1. Business—Patents and Proprietary Rights—Third-Party Patent Rights” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006. There may be patents in addition to those described under that caption and below that relate to aspects of our technology and that may materially and adversely affect our business. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that pose a material risk to us.

Based on litigations against us to date, the fact that we may pose a competitive threat to large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, and the prolific litigation that has occurred in the stent industry, we believe that it is highly likely that additional patent infringement claims will be asserted against us with respect to the manufacture, use offer for sale or sale of our CoStar stent based on one or more of these or other patents. We have received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar stent and may seek damages from us, and would likely be expensive for us to defend. A court may determine that these patents are valid and infringed by us. In addition, a lawsuit could seek to enjoin, or prevent our distributors from commercializing our CoStar stent. If a third party brings suit against our distributors it could materially affect our ability to generate revenue.

The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. Some of the companies in these markets, such as Boston Scientific, Johnson & Johnson, Medtronic and Guidant, have been able to capture significant market share by introducing new technologies. These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and potential new entrants into the market. All of the major companies in the stent and related markets, including Boston Scientific, Johnson & Johnson, Guidant and Medtronic, have been repeatedly involved in patent litigation relating to stents since at least 1997. Ongoing patent litigation includes litigation between Boston Scientific and Johnson & Johnson relating to Boston Scientific’s drug-eluting stent and Johnson & Johnson’s drug-eluting stent. Each company is claiming that the other company infringes its intellectual property. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies, especially Boston Scientific and others against which we would compete directly, have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our CoStar stent.

We are aware that there are a large number of U.S. and foreign issued patents and pending patent applications owned by third parties that generally cover stents, catheters, balloons or enabling technologies that could be relevant to our technologies, products or product candidates, any number of which could be asserted against us in litigation. We describe many of these patents below. If we or our distributors are found to infringe these or other patents, it could have a material adverse effect on our business and financial results.

Boston Scientific owns a series of patents that could have a material adverse effect on us known as the “Kunz” patents, which relate to the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent. It is possible that Boston Scientific could assert a patent infringement claim against us based on these patents.

Angiotech is the owner of a number of patents, sometimes referred to as the “Hunter” patents, and has licensed from the U.S. government a number of other patents, sometimes referred to as the “Kinsella” patents, that also claim the use of paclitaxel coated stents to treat angiogenesis and restenosis. These patents could have a material adverse effect on us. Angiotech granted an exclusive license to Boston Scientific under these patents in the coronary vascular field of use. The legal proceedings initiated by Angiotech and Boston Scientific against us in the Netherlands allege that the CoStar stent infringes one of the Hunter patents. It is possible that Boston Scientific or Angiotech could assert other patent infringement claims against us based on these patents.

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

Schneider owns a number of patents, known as the “Kastenhofer” patents relating to dual-layer balloon expandable catheters which are composed of layers of plastics with varying friction coefficients. These patents could have a material adverse effect on us and Schneider has asserted one of these patents against us in Ireland. It is possible that Schneider could assert other patent infringement claims against us in other jurisdictions based on these patents.

Cordis Corporation, a subsidiary of Johnson & Johnson, owns a number of patents, known as the “Wright” patents, relating to stents containing rapamycin or its analogs in a therapeutically beneficial amount to combat restenosis. Johnson & Johnson also has a license to certain patents, known as the “Morris” patents, owned by Wyeth which relate to methods of treating or preventing restenosis by administration of rapamycin. It is possible that Johnson & Johnson and Cordis could assert patent infringement claims against us based on these patents because of our development of our Corio and SymBio stents.

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

Title 35 Section 271(e) of the United States Code is known as the clinical trial safe harbor. It allows parties to use in the United States an invention to which a third party holds a patent solely for uses reasonably related to developing information for submission to the FDA. While we believe that our clinical activities in the United States and outside of the United States would be covered by the safe harbor, as it relates to U.S. patents, there is no way to confirm such belief until the case is litigated. The U.S. safe harbor would not cover our stent manufacturing or other activities in the United States if those activities are not deemed by a court to be reasonably related to developing information for submission to the FDA.

Whether we infringe any patent claim will not be known (whether in our current or in future patent litigation) with certainty unless and until a court interprets the patent claim in the context of litigation. The outcome of patent litigation is subject to substantial uncertainties, especially in medical device-related patent cases that may, for example, turn on the interpretation of claim language by the court which may not be to our advantage, the jury’s ability to understand and interpret the technical and legal issues and also the testimony of experts as to technical facts upon which experts may reasonably disagree. In infringement allegations made against us, we may seek to invalidate the asserted patent claim, render the entire patent unenforceable and/or to allege non-infringement of the asserted patent claim. In Europe, individual country laws control the standard for patent invalidation, and the burden of proof to invalidate a particular claim can vary among countries. In order for us to invalidate a U.S. patent claim in court, we would need to rebut the presumption of validity afforded to issued patents in the United States with clear and convincing evidence of invalidity, which is a high burden of proof.

In the event that we are found, in our current, or in any future, patent litigation, to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:

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

Any development or acquisition of non-infringing products or technology or licenses could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we are required to, but cannot, obtain a license to valid patent rights held by a third party, we would likely be prevented from commercializing the relevant product. We believe that it is unlikely that we would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which we would compete directly. This would include, for example, a license to the Jang, Hunter or Kastenhofer patents. If we need to redesign products to avoid third-party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to the redesigned product and, ultimately, in obtaining approval.

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

Intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.*

There has been substantial litigation and other proceedings regarding patent and intellectual property rights in the medical device industry generally and the drug-eluting stent industry in particular. We are currently involved in a substantial amount of patent litigation, some of which was initiated by third parties and some of which was initiated by us. It is likely that we will become involved in even more litigation. Our involvement in intellectual property litigation results in significant expense. We expect that our patent litigation expense will remain substantial for the foreseeable future and is likely to increase. Some of our competitors, such as Boston Scientific, Johnson & Johnson, Medtronic and Guidant, have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from bringing our CoStar stent to market and achieving market acceptance. We, on the other hand, are a company with comparatively few resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.

In addition, during the discovery process of any of these litigations, we may be required to disclose proprietary or confidential information and trade secrets. Although a court would likely issue a protective order covering the information disclosed in the discovery process, there is some risk that such information could be disclosed to third parties, even if inadvertently. If proprietary and confidential information and trade secrets are disclosed to a third party, such party could try to use such information against us and to our detriment.

If third parties file patent applications or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, or in other proceedings outside the United States, including oppositions, to determine priority of invention or patentability. For example, we have filed an application which takes the first step in seeking to provoke an interference with a patent owned by MicroCHIPS, Inc. with claims directed to an implantable stent having reservoirs and a system for releasing drugs contained in the reservoirs, as the priority date of the MicroCHIPS patent is after the priority date of our patent. Even if we are successful in these proceedings, we will incur substantial costs, and the time and attention of our management and scientific personnel could be diverted in pursuit of these proceedings.

If we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our market share and, therefore, our revenues.

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

We have invested all of our product development time and resources in our drug-eluting stent technology, which we have initially commercialized in the form of our CoStar stent. We anticipate that our ability to generate meaningful revenues will depend on the successful commercialization of our CoStar stent in the European Union and the receipt of regulatory approvals in the United States and other major markets.

The commercial success of our CoStar stent in Europe will depend upon manufacturing commercial supplies, successfully launching the product and acceptance of the product by the medical community and third-party payors as clinically useful, cost-effective and safe. Although our CoStar stent has received CE Mark approval in the European Union, if the data from our clinical trials is not satisfactory, we may not proceed with our planned filing of applications for regulatory approvals in the United States or other major markets, or we may be forced to delay the filings. Even if we file an application for approval with satisfactory clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our CoStar stent for very limited purposes with many restrictions on its use, may delay approvals, or ultimately may not grant marketing approval for our CoStar stent. Even if we do receive FDA or other foreign regulatory approval, we may be unable to successfully commercialize our CoStar stent in the United States or other major markets, and our ability to generate revenue will be significantly impaired.

We have limited manufacturing resources and experience, and if our manufacturing facilities are unable to provide an adequate supply of our stents, our growth could be limited and our business could be harmed.*

We currently manufacture our CoStar, Corio and SymBio stents for our clinical trials and for research and development purposes at our manufacturing facility in Menlo Park, California, and manufacture our CoStar stent for commercial sale at our manufacturing facility in Athlone, Ireland. If there were a disruption to our existing manufacturing facilities, we would have no other means of manufacturing our stents until we were able to restore the manufacturing capability at our current facilities or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our stents for use in our current and planned clinical trials or for commercialization, or if our manufacturing process yields substandard stents, our regulatory, development and commercialization efforts would be delayed.

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

Additionally, any damage to or destruction of our facilities or our equipment, prolonged power outage or contamination at our facilities would significantly impair our ability to produce our stents. For example, because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations.

Quality issues in our manufacturing processes could delay commercialization of our CoStar stent and our clinical trials.*

The production of our stents must occur in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. In addition, we must meet certain lot release specifications before our stents can be shipped to our distributors or clinical trial sites, including, among other things, the amount of drug loaded on the stent, the rate the drug is released in vitro, the level of impurities present in the drug polymer compositions and the mechanical performance of our stents. If a particular lot fails to meet these lot release specifications, we will not be able to ship that lot to our distributors or our clinical trial sites. If we are not able to maintain stringent quality controls, or if contamination problems arise, the commercialization of our CoStar stent and our clinical trials could be delayed, which would harm our business and our results of operations.

Our CoStar stent may never achieve market acceptance.*

Our CoStar stent may not gain market acceptance among physicians, patients, health care payors and the medical community. We received CE mark approval to market our CoStar stent in early 2006, and we have commenced commercial sales, but we cannot predict accurately how well-accepted this product will be by the market. The degree of market acceptance of our CoStar stent will depend on a number of factors, including:

•	the perceived effectiveness of our CoStar stent;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	the strength of marketing and distribution support; and

•	the adequacy of third-party coverage or reimbursement.

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

We are dependent upon our distributors to market and sell our CoStar stent internationally, and if our relationships with our distributors do not progress as anticipated or our agreements with our distributors are not renewed or are terminated, our commercialization efforts could be curtailed or delayed and our operations adversely affected.*

We do not have a sales organization and have no experience as a company in the sales, marketing and distribution of drug-eluting stents or any other medical devices. To market and sell our CoStar stent internationally, we have entered into distribution agreements with third parties and have derived all of our product revenues to date from our distribution agreements. Our existing distribution agreements are generally short-term in duration, and we or our distributors may elect not to renew the agreements. Under our distribution agreements, we are required to, among other things, obtain and maintain certain regulatory approvals, cause our CoStar stent to have a specified shelf life, provide sufficient quantities of our CoStar stent to meet forecasts as well as to perform certain other commercial obligations and pay certain fees, costs and expenses. Our failure to perform our obligations under our distribution agreements may result in our distributors electing to terminate their respective agreements with us. For example, the current shelf life of our CoStar stent does not meet the minimum shelf life specified in certain of our distribution agreements. If our relationships with our distributors do not progress as anticipated or our distribution agreements are not renewed or are terminated, our commercialization efforts could be curtailed or delayed and our operations adversely affected. In addition, we may not be successful in entering into distribution agreements with alternative distributors on favorable terms, or at all, which could substantially impair our ability to generate product revenues.

If our distributors’ sales and marketing efforts are not successful or if we are unable to establish sales and marketing capabilities, our business may be harmed.*

Under the terms of our distribution agreements, our distributors, or their sub-distributors, are responsible for the marketing and selling of our CoStar stent in their respective territories. None of our distributors have prior experience marketing and selling drug-eluting stents. We do not know whether our distributors’ sales and marketing efforts, or the sales and marketing efforts of any sub-distributors, will be successful. If the sales and marketing strategies of our distributors are not successful, our business, financial condition and results of operations would be harmed.

If our CoStar stent is approved for commercial sale in the United States, we currently plan to establish our own sales force to market it in the United States. If we develop our own marketing and sales capabilities, our sales force will be competing with the experienced and well-funded marketing and sales operations of our competitors. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. If we are unable to establish sales and marketing capabilities, we will need to contract with third parties to market and sell our CoStar stent in the United States. To the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services in the United States, our product revenues could be lower than if we directly marketed and sold our CoStar stent, or any other drug delivery device that we may develop. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues we receive will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Some of our existing or future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

The medical device industry is highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that compete with ours, our commercial opportunity will be reduced or eliminated.*

The medical device industry is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the drug delivery field. If physicians, patients or hospitals opt to use our competitors’ products, our commercial opportunity will be reduced and our revenues will suffer.

We face competition from established medical technology, pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the United States and abroad. Our principal competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In addition, our distributors will also face competition from established pharmaceutical and biotechnology companies with significantly greater financial and marketing resources and expertise in commercializing drug-eluting stents.

For example, Johnson & Johnson and Boston Scientific, two companies with far greater financial and marketing resources than we possess, have both developed, and are actively marketing, drug-eluting stents which have been approved by the FDA. In addition, in August 2005, Medtronic Inc. commercially launched its Endeavor™ drug-eluting coronary stent in the European Union. We may be unable to demonstrate that our CoStar stent or our other product candidates offer any advantages over Johnson & Johnson’s CYPHER™ stent, Boston Scientific’s TAXUS™ Express2™ stent or Medtronic’s Endeavor™ stent. In addition, in September 2005, Boston Scientific announced that it had received CE Mark approval for commercial sale of its TAXUS™ Liberte™ paclitaxel-eluting coronary stent system. A number of other companies such as Biosensors International Group, Ltd.’s Netherlands-based subsidiary, Occam International B.V., and Sorin Biomedica S.p.A. have also commercially launched drug-

eluting stents in Europe. Abbott Laboratories is also developing a drug-eluting stent. In January 2006, Guidant announced that it received CE Mark approval for its Xience™ V Everolimus-Eluting Coronary Stent System and plans to launch the device in the second quarter of 2006. In addition, Guidant has announced that it completed enrollment in its SPIRIT II and SPIRIT III clinical trials. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

Our competitors may:

•	develop and patent processes or products earlier than we do;

•	obtain regulatory approvals for competing products more rapidly than we do; and

•	develop more effective or less expensive products or technologies that render our technology or product candidates obsolete or non-competitive.

The industry in which we operate has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances are made. Our competitors may develop and commercialize stents or other medical device or pharmaceutical products that are safer or more effective, have fewer side effects or are less expensive than any products that we develop. For example, we are aware of companies that are developing various other less-invasive technologies for treating cardiovascular disease, which could make our stent platform obsolete. We also compete in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. In addition, as more drug-eluting stents are approved for sale in the major markets, the price paid for drug-eluting stents may decline. If the price paid for drug-eluting stents declines, our ability to generate revenue will suffer.

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

We depend on single source suppliers for our stent components and the manufacturing components used in our stents. The loss of these suppliers could delay or prevent commercialization or delay our clinical trials of our stents.*

We rely on third parties to supply us with the critical components used in our stents. In November 2005, we purchased substantially all of the assets of Phytogen Life Sciences Inc. pursuant to an order of the bankruptcy court. If the Phytogen paclitaxel purchased by us does not meet quality or other specifications, the commercialization of our CoStar stent could be prevented or delayed. We have obtained paclitaxel from another qualified supplier, but we have not yet used it for commercial production.

We do not have long-term contracts with our third-party suppliers of stent delivery catheters, polymers or the cobalt chromium tubing and laser-precision cutting process required to produce our stents. In addition, we do not have long-term contracts with our third-party suppliers of some of the equipment and components that are used in our manufacturing process. Except for the suppliers of our laser-cut stents and stent delivery catheters, none of our suppliers have agreed to maintain a guaranteed level of production capacity. Furthermore, suppliers that have guaranteed a level of production capacity may still be unable to satisfy our supply needs. If any of our suppliers are unable to meet our forecasts, our ability to manufacture our stents may be impaired. Establishing additional or replacement suppliers for these components may take a substantial amount of time. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments to us.

Replacing suppliers could cause additional regulatory delays and the manufacture and delivery of our stents could be interrupted for an extended period of time, which may delay completion of our clinical trials or commercialization of our CoStar stent. In addition, we will be required to obtain regulatory clearance from the FDA or foreign regulatory authorities to use different suppliers or components. As a result, regulatory approval of our stents may not be received on a timely basis or at all.

Our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we fail to achieve or maintain regulatory approval for these manufacturing facilities, our business and our results of operations would be harmed.*

Commercialization of our CoStar stent and completion of our clinical trials for our CoStar stent and other product candidates, including our Corio and SymBio stents, require the use of manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our CoStar stent and other product candidates. While our manufacturing facility in Ireland has received the requisite foreign regulatory approval, the FDA must also approve the facilities that manufacture our CoStar stent and other product candidates for U.S. commercial purposes, as well as the manufacturing processes and specifications for our CoStar stent and other product candidates. Suppliers of components of, and products used to manufacture, our CoStar stent and other product candidates must also comply with FDA and foreign regulatory requirements, which often require significant time, money and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If we or our suppliers do not achieve or maintain required regulatory approval for our manufacturing operations, our commercialization efforts could be delayed, which would harm our business and our results of operations. In addition, from time to time, suppliers are required to provide information to, and answer questions of, the regulatory authorities. If our suppliers are unable to satisfactorily respond to the regulatory authorities’ requests for information, we may experience delays in obtaining, or may not maintain or obtain, regulatory approvals for our CoStar stent or other product candidates.

If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our stents, our stents could be subject to restrictions or withdrawal from the market.*

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

Later discovery of previously unknown problems with our CoStar, Corio and SymBio stents, as well as other potential products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing problems or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

If we are unable to manage our expected growth, we may not be able to successfully commercialize our CoStar stent and other product candidates.*

We expect to rapidly expand our operations and grow our research and development, product development and administrative operations. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational and financial resources. In particular, the commencement of our U.S. pivotal clinical trial has consumed a significant portion of management’s time and our financial resources, and we expect that our U.S. pivotal clinical trial will continue to consume a significant portion of management’s time and our financial resources. We also expect to commence two clinical trials to evaluate our Corio and SymBio stents. To manage any further growth and to commercialize our CoStar stent in the European Union, the United States and other major markets, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

Even though our CoStar stent has received CE Mark approval, we do not have the necessary regulatory approvals to market our CoStar stent or any of our other product candidates in the United States or other major markets, and we may never obtain these regulatory approvals.*

In February 2006, our CoStar stent received CE Mark approval, and we have commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG. We do not have the necessary regulatory approvals to market our CoStar stent or any other product candidates in the United States or major markets, other than the European Union. Our stents and our operations are subject to extensive regulation in the United States by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Our CoStar stent is a combination product that will be regulated primarily as a class III medical device in the United States. The regulatory approval process for our CoStar stent in the United States involves, among other things, obtaining FDA approval of an investigational device exemption, or IDE, application, successfully completing clinical trials and obtaining FDA approval of a premarket approval application, or PMA. We received conditional approval of our IDE application from the FDA to commence enrollment or our COSTAR II pivotal clinical trial. In December 2005, we received approval to expand enrollment to the full cohort of 1,700 patients, and we completed enrollment of all 1,700 patients in April 2006. The premarket approval process can be expensive and uncertain, requires detailed and comprehensive scientific and other data, generally takes several years and may never result in the FDA granting premarket approval. We cannot assure you that we will obtain the necessary regulatory approvals to market our CoStar stent in the United States.

Our CoStar stent is currently marketed in the European Union and other international markets, and we intend to expand the markets in which our CoStar stent is commercialized. To be able to market and sell our CoStar stent in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and although our CoStar stent has received CE Mark approval in the European Union, we cannot be certain that we will receive regulatory approvals in all foreign countries in which we plan to market our CoStar stent or any of our other product candidates, including our Corio and SymBio stents. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. If we fail to obtain regulatory approval in any foreign country in which we plan to market our CoStar stent or any of our other product candidates, our ability to generate revenues will be harmed.

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

We have designed the protocol of our U.S. pivotal clinical trial for our CoStar stent based in part on prior clinical trials that used different stents. The results of these prior clinical trials may not be indicative of the clinical results we would obtain for our U.S. pivotal clinical trial.*

Our clinical efforts are currently focused on the commercialization of our CoStar stent, which is a cobalt chromium, paclitaxel-eluting stent. We have only limited clinical data on our CoStar stent, which we derived from the EuroSTAR and COSTAR I trials. Our other prior clinical trials used either a bare metal stainless steel stent or a stainless steel, paclitaxel-eluting stent. In addition to using a different metal than used in our CoStar stent, the stainless steel stent had slightly different dimensions than our CoStar stent. We have designed the protocol, including the dosage formulations, for our U.S. pivotal clinical trial based on the results of these prior clinical trials. This trial has been designed in large part based on the results of our PISCES study, which used a stainless steel, paclitaxel-eluting form of our stent technology, as well as on the results of our COSTAR I and EuroSTAR trials. The results of these prior trials may not be indicative of the behavior of, and therefore the clinical results we will obtain with, our CoStar stent in our U.S. pivotal clinical trial.

The clinical results we have reported to date may not be indicative of future clinical results.*

The clinical results that we have reported to date are limited to four- and twelve-month follow-up data from our PISCES study, six- and twelve-month follow-up data from our EuroSTAR trial, and four- and twelve-month follow-up data from our COSTAR I trial. Our U.S. pivotal clinical trial, COSTAR II, will require at least eight-month follow-up data. While the stainless steel, paclitaxel-eluting stent has shown favorable results after twelve months in our PISCES study and our CoStar stent has shown favorable results after twelve months in our COSTAR I trial and our EuroSTAR trial, it is possible that the long-term results we obtain with our CoStar stent in our U.S. pivotal clinical trial may not show similar effectiveness. Moreover, it is possible that any results we obtain with our Corio and SymBio stents, which incorporate pimecrolimus, may not show adequate levels of safety and clinical effectiveness. In addition, any pre-clinical or clinical tests may fail to produce results satisfactory to the FDA or foreign regulatory authorities.

Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.*

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	the data and safety monitoring committee, or DSMC, of a clinical trial recommends that a trial be placed on hold or suspended;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;

•	clinical trial sites decide not to participate or cease participation in a clinical trial;

•	clinical trial sites determine not to use or cease using the control stent;

•	patients experience adverse side effects or events related to our products;

•	patients die or suffer adverse medical effects during a clinical trial for a variety of reasons, including the advanced stage of their disease and medical problems, which may not be related to our product candidates;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

•	third-party suppliers fail to provide us with critical components, including stent delivery catheters, cobalt chromium tubing and precision laser-cut stents, which conform to design and performance specifications;

•	the failure of our manufacturing process to produce finished products which conform to design and performance specifications;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical trial are inconclusive or negative;

•	pre-clinical or clinical data is interpreted by third parties in different ways; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.

Clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our stents, or they may be persuaded to participate in contemporaneous trials of competitive products. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.

Our plans to initiate a direct stenting registry in the United States have not been finalized. The charter for the COSTAR II DSMC calls for the DSMC to review the 30-day outcomes for all patients enrolled into the single-vessel arm of the COSTAR II trial before the DSMC will provide a recommendation for initiation of the direct stenting registry. The DSMC has reviewed preliminary data for the first 800 patients in the COSTAR II trial and advised us that the rates of clinical events reported in the COSTAR II trial as of the time of its review were within expectations and we could continue to enroll all 1,700 patients. The DSMC also indicated that the direct stenting registry should not be initiated at this time, and that the DSMC intends to provide a recommendation with respect to the registry with its next planned follow-up review. We cannot predict the timing or outcome of the DSMC’s recommendations with respect to the U.S. direct stenting registry.

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

Our CoStar stent and our other product candidates are based on a new technology, and we have only limited experience in regulatory affairs, which may affect our ability or the time required to obtain necessary regulatory approvals, if at all.*

Drug-eluting stents were introduced in the U.S. marketplace in 2003. To date, the FDA has approved only Boston Scientific’s TAXUS™ Express2™ and Johnson & Johnson’s CYPHER™ drug-eluting stents for commercial sale. Because drug-eluting stents are relatively new, regulatory agencies, including the FDA, may be slower in evaluating product candidates. For example, there are currently several measures of restenosis, including binary restenosis rate, in-stent late loss, in-segment late loss, percentage volume obstruction and percentage diameter loss. Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric. It has not been settled which of these metrics, or another metric, is the ideal measure for evaluating the clinical effectiveness of stents. It is possible that a change in the accepted metrics may result in reconfiguration and delays in our clinical trials or our stents being considered not to be clinically effective.

Furthermore, unlike surface-coated stents, our product candidates are based on drug delivery polymer reservoirs and the use of a bioresorbable polymer. Because there are currently no approved products based on this technology, the regulatory requirements governing this type of product may be more rigorous or less clearly established than those for already approved surface-coated stents or other vascular drug delivery devices. In addition, no drug-eluting stents that deliver pimecrolimus have received regulatory approval or, to our knowledge, have been evaluated in human clinical trials. Moreover, our CoStar stent has not been approved for use as a bare stent, and we do not expect to obtain FDA approval for this stent as a bare stent prior to filing our PMA with the FDA. We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our product candidates are safe and effective before they can be approved for commercial sale. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and our clinical staff is limited. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals for our product candidates.

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

We may not be successful in our efforts to expand our portfolio of products and develop additional drug delivery technologies.*

A key element of our strategy is to discover, develop and commercialize a portfolio of new products in addition to our CoStar stent, including our Corio and SymBio stents. We are seeking to do so through our internal research and clinical programs and intend to explore strategic collaborations for the development of new products utilizing our stent technology, such as the development of a bioresorbable drug-eluting stent for the treatment of restenosis and other vascular disorders. Research programs to identify new disease targets, product candidates and delivery techniques require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Our strategy also includes exploring the use of compounds and drugs other than paclitaxel, such as pimecrolimus, for the treatment of restenosis and other indications. We may not be able obtain any necessary licenses to promising compounds or drugs on reasonable terms, if at all. In addition, our strategy includes substantial reliance on strategic collaborations with others to develop new products. If these collaborators do not prioritize and commit substantial resources to these collaborations, or if we are unable to secure successful collaborations on acceptable business terms, we may be unable to discover suitable potential product candidates or develop additional delivery technologies and our business prospects will suffer. Even if we identify product candidates for clinical development, they may not be successful. For example, our Corio and SymBio stents, which are in early stage clinical development, may not demonstrate safety or efficacy in humans.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have a limited operating history. As of March 31, 2006, we had an accumulated deficit of $121.3 million. We have incurred net losses in each year since our inception in 1999. We expect to continue to incur operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated significant product revenues. We have financed our operations and internal growth primarily through private placements of equity securities and convertible promissory notes, as well as our initial public offering of our common stock. We have devoted substantially all of our efforts to research and development, including clinical trials and to the commercialization of our CoStar stent.

We expect to incur substantial and increasing costs to defend against patent infringement lawsuits against us and to protect our intellectual property position. We also expect our research and development expenses to increase in connection with the conduct of our clinical trials. As a public company, our general and administrative and legal costs have increased in part due to the additional operational and regulatory burdens applicable to public companies. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the SEC and the Nasdaq, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from commercialization and product development activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Moreover, as a result of our CoStar stent receiving CE Mark approval, we expect to incur increased manufacturing expenses and will incur significant sales and marketing expenses if our CoStar stent is approved by the FDA.

We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

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

We believe that our cash and cash equivalent balances, as well as the interest we earn on these balances and revenues from anticipated product sales, will be sufficient to meet our anticipated cash requirements into 2007. However, our future funding requirements will depend on many factors, including:

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

Changes in foreign currency exchange rates may increase our expenses or reduce our revenues.*

Our current distribution agreements with Biotronik AG and Interventional Technologies Limited provide for payments to us in euros. In addition, we have established a manufacturing facility in Ireland, for which we incur expenses, including construction expenses, rental payments and employee salaries, denominated in euros. Our contracts for conducting certain of our clinical trials in Europe are also denominated in euros. Accordingly, if the euro strengthens against the U.S. dollar, our expenses related to our foreign clinical trials and Ireland facilities will increase, and if the U.S. dollar strengthens against the euro, our payments from Biotronik will decrease.

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices. We may be subject to product liability claims if our stents cause, or merely appear to have caused, an injury. Claims may be made by consumers, healthcare providers, third-party strategic collaborators or others selling our products. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. In addition, if we obtain additional approvals for marketing our product candidates, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

If we initiate a product recall, our ability to generate revenue will be significantly impaired.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over our affairs.*

Our executive officers, current directors and holders of five percent or more of our common stock, as of March 31, 2006, beneficially owned approximately 26.84% of our common stock. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.*

Our stock price is likely to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for our common stock.

There are many events that may influence the market price for our common stock, including:

•	results of our clinical trials;

•	developments or disputes concerning patents or other intellectual property rights;

•	litigation developments, including developments in our patent litigations;

•	competition in the drug-eluting stent market;

•	failure of our CoStar stent to achieve commercial success in the European Union;

•	failure to meet analysts’ revenue or earnings projections or other estimates regarding our business or financial prospects;

•	regulatory developments in the United States and foreign countries;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

If there are substantial sales of our common stock, our stock price could decline.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of March 31, 2006, we had 33,818,153 outstanding shares of common stock. Of these shares, all of the 6,900,000 shares sold in our initial public offering were freely tradeable without restriction or further registration unless purchased by our affiliates. Of the remaining 26,918,153 shares of common stock outstanding as of March 31, 2006, 26,767,074 shares were eligible for sale in the public market, subject in some cases to the volume, manner of sale and other limitations under Rule 144 or Rule 701 and vesting in the case of early exercised options, and 151,079 shares will become eligible for sale in the public market under Rule 144 from time to time upon expiration of their respective holding periods.

We have filed registration statements covering the shares of common stock that are authorized for issuance under our stock option plans and employee stock purchase plan, which can be freely sold in the public market upon issuance, subject to restrictions on our affiliates. In addition, certain holders of our common stock that are parties to our investor rights agreement have rights with respect to the registration of their shares of common stock with the SEC. If we register their shares of common stock, these holders can immediately sell their shares in the public market without restriction.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.*

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Analyst publications include valuations regarding our stock price and recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon these valuations and recommendations, and we do not have any control over these analysts or the valuations and recommendations they publish. Analysts’ valuations and recommendations are based primarily on our reported results and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, earnings, clinical trials, regulatory approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed analysts’ forecasts and expectations as a result of a number of factors, including those discussed above. If our results do not meet analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise, including downgrading our stock. In addition, if one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

The following table provides information relating to repurchases of our common stock in the three months ended March 31, 2006:

Monthly Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2006 – January 31, 2006	—	—	N/A	N/A
February 1, 2006 – February 28, 2006	48,344	$0.67	N/A	N/A
March 1, 2006 – March 31, 2006	—	—	N/A	N/A
Total	48,344	$0.67	N/A	N/A

(1)	The 48,344 shares of our common stock were repurchased by us from a director upon termination of services pursuant to the terms and conditions of our 2004 Equity Incentive Plan, which permits us to elect to purchase such shares at the original issuance price.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-119174), that was declared effective by the SEC on December 13, 2004, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-121224) on December 14, 2004, pursuant to which we and a selling stockholder sold all 6,900,000 shares of our common stock that were registered. We did not receive any portion of the $3.1 million in net proceeds received by the selling stockholder in the offering. Of the $78.1 million in net proceeds received by us in the offering, after deducting offering expenses and underwriting discounts and commissions, as of March 31, 2006:

•	approximately $65.9 million had been used to fund ongoing operations, including the development of our products and our clinical trials and research programs, and for working capital and general corporate purposes; and

•	the remainder of the net proceeds from the offering, approximately $12.2 million, remained invested in liquid money market accounts.

The application of the net proceeds from our initial public offering as set forth above represents our best estimate and does not represent a material change from the use of proceeds as described in the prospectus for our initial public offering. No such payments were made to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries (and other employee benefits) and to non-employee directors as compensation for Board or Board committee service.

Item 5. Other Information.

On March 31, 2005, we entered into the First Amendment (the “Amendment”) to Lease Agreement with Willow Park Holding Company, II, LLC (“Willow Park”). The Amendment amends the terms of that certain Lease Agreement, dated November 21, 2003, we entered into with Willow Park for the lease of our headquarters located at 1003 Hamilton Court, Menlo Park, California (the “Lease”). The Lease was filed as Exhibit 10.21 to our registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended. Under the Amendment, the term of the Lease was extended through August 31, 2008 and approximately 25,600 rentable square feet located at 1005 Hamilton Court, Menlo Park, California, was added to the leased premises under the Lease. In addition, the monthly rent payable under the Lease was increased as a result of the increase in the square footage of the leased premises, and we agreed to pay additional operating, tax and common area utility costs. The foregoing description of the Amendment is a summary of the material terms of the Amendment and does not purport to be complete, and is qualified in its entirety by reference to the Amendment which is filed as Exhibit 10.34 to this report and is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate.

10.33(4)	2006 Executive Officer Cash Compensation Arrangements.

10.34	First Amendment to Lease Agreement, dated March 31, 2005, between the Registrant and Willow Park Holding Company II, LLC.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(5)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (No. 000-51066), filed with the SEC on March 16, 2004, and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(4)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (No. 000-51066), filed with the SEC on February 27, 2006 and incorporated herein by reference.
(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

Dated: May 10, 2006