Form 10-Q
period 2006-06-30
CONOR MEDSYSTEMS INC
filed 2006-08-09
CIK 1108271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The registrant had 37,576,645 shares of Common Stock, $0.001 par value per share, outstanding as of August 1, 2006.

CONOR MEDSYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Conor Medsystems, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$52,439	$78,470
Accounts receivable	5,077	1,168
Inventories, net	4,143	1,886
Prepaid expenses and other current assets	2,093	1,002

Total current assets	63,752	82,526
Property and equipment, net	8,102	5,027
Restricted cash	175	173
Assets held for sale	534	3,400
Other assets	989	944

Total assets	$73,552	$92,070

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,826	$3,163
Accrued compensation	2,179	2,007
Accrued clinical development liabilities	3,267	2,629
Accrued legal expenses	1,937	2,248
Contingent expense recovery	1,316	—
Other accrued liabilities	1,968	2,966
Deferred rent	12	84
Liability for early exercise of stock options - current portion	86	103

Total current liabilities	14,591	13,200
Liability for early exercise of stock options	85	147

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock	—	—
Common stock	34	33
Additional paid-in-capital	191,674	196,973
Deferred stock compensation	—	(15,349)
Accumulated other comprehensive income	18	203
Accumulated deficit	(132,850)	(103,137)

Total stockholders’ equity	58,876	78,723

Total liabilities and stockholders’ equity	$73,552	$92,070

See accompanying notes

Conor Medsystems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product sales	$11,332	$288	$15,719	$324
Cost of sales	5,029	603	8,868	841

Gross margin	6,303	(315)	6,851	(517)
Operating expenses:
Research and development	12,981	6,453	27,141	14,106
General and administrative	5,871	5,564	11,231	10,169

Total operating expenses	18,852	12,017	38,372	24,275

Loss from operations	(12,549)	(12,332)	(31,521)	(24,792)
Interest income	609	788	1,311	1,468
Other income (expenses), net	375	(280)	497	(248)

Net loss	$(11,565)	$(11,824)	$(29,713)	$(23,572)

Basic and diluted net loss per share	$(0.34)	$(0.36)	$(0.89)	$(0.72)

Shares used to compute basic and diluted net loss per share	33,657	32,954	33,555	32,767

See accompanying notes

Conor Medsystems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(29,713)	$(23,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	656	401
Recognition of employee stock-based compensation	7,143	4,750
Loss on disposal of property and equipment	5	65
Issuance of stock options to consultants for services	1,553	1,096
Changes in operating assets and liabilities:
Accounts receivable	(3,775)	(285)
Inventories	(2,423)	(1,152)
Prepaid expenses and other current assets	(1,086)	118
Other assets	2,821	23
Accounts payable	599	296
Accrued compensation	155	313
Accrued clinical development liabilities	638	352
Accrued legal expenses	(311)	1,084
Contingent expense recovery	1,316	—
Other accrued liabilities	(1,028)	824
Deferred rent	(71)	(49)

Net cash used in operating activities	(23,521)	(15,736)

Cash flows from investing activities
Transfers to restricted cash	(2)	(2)
Capital expenditures	(3,919)	(2,203)

Net cash used in investing activities	(3,921)	(2,205)

Cash flows from financing activities
Proceeds from the exercise of stock-based compensation awards, including early exercise, and employee stock purchase plan plan	1,308	8,554
Repurchase of common stock	(32)	—

Net cash provided by financing activities	1,276	8,554

Effect of exchange rate changes on cash and cash equivalents	135	60

Net decrease in cash and cash equivalents	(26,031)	(9,327)
Cash and cash equivalents at beginning of period	78,470	117,676

Cash and cash equivalents at end of period	$52,439	$108,349

See accompanying notes

Conor Medsystems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Conor Medsystems, Inc. (the “Company”) was incorporated on October 25, 1999 and develops innovative controlled vascular drug delivery technologies. In 2005, the Company began commercializing its cobalt chromium paclitaxel-eluting coronary stent system, CoStar®, in certain countries outside of the United States, the European Union and Japan, and in the first quarter of 2006, the Company began commercializing its CoStar stent in many of the countries in the European Union.

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

Risks and Uncertainties Related to Intellectual Property

The medical device industry in general and the stent sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is aware of numerous patents issued to third parties that may relate to aspects of its business, including the design and manufacture of bare metal stents or drug-eluting stents as well as the use of catheters to place stents. The owners of each of these patents could assert, with or without merit, that the manufacture, use, offer for sale or sale of the Company’s CoStar, SymBio™, Corio™ or other stents infringe one or more claims of their patents. Each of these patents contains multiple claims, any one of which may be independently asserted against the Company, with or without merit.

All of the major companies in the stent and related markets, including Boston Scientific Corporation, Johnson & Johnson, Guidant Corporation (Guidant is now owned by Boston Scientific and Guidant’s vascular and endovascular business were acquired by Abbott Laboratories) and Medtronic Inc., have repeatedly been involved in patent litigation relating to stents since at least 1997. The Company may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, a number of these companies, especially Boston Scientific and others against which the Company competes or would compete directly, have a strong incentive to take steps, through patent litigation or otherwise, to prevent the Company from commercializing its CoStar, SymBio and Corio stents. In fact, the Company is currently involved in patent litigation in the United States, the United Kingdom, the Netherlands, Australia and Ireland, some of which involve, among other things, claims that the Company is infringing patents of third parties. One or both of Boston Scientific, or a subsidiary thereof, and Angiotech Pharmaceuticals, Inc., which are large, well-capitalized companies, are adversarial to the Company in these proceedings.

In addition to the lawsuits that the Company is involved in, there are currently well over 20 lawsuits pending in the United States and Europe involving claims of patent infringement by Boston Scientific, Johnson & Johnson, Medtronic, Guidant, Medinol, Spectralytics or others. The Company could be sued on any of the patents now in third-party litigation or on other patents. In the United States alone, there are currently over 3,000 stent patents and over 1,500 patents that include the terms “catheter” and “stent” in the claims. There are over 4,100 patents that include the terms “catheter” and “balloon” in the claims. These numbers demonstrate that this is an area of technology characterized by a very large number of patents that are directed to almost every aspect of stent manufacture, design and use. If the Company infringes any of these patents and the patents are found to be valid, the Company will not be able to commercialize its products without a license, which may not be available on acceptable terms or at all, and the Company may become obligated to pay substantial damage awards with respect to prior sales of its products.

A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific, Johnson & Johnson, Cordis Corporation, Medtronic, Abbott, Medinol Ltd. and Guidant (Guidant is now owned by Boston Scientific and Guidant’s vascular and endovascular business were acquired by Abbott). Several of these third-party patents have been or are being asserted in litigation against purported infringers, including against the Company, demonstrating a willingness by the patent owners to litigate their claims. In addition, there is a large number of U.S. and foreign issued patents and pending patent applications owned by third parties that generally cover stents, catheters, balloons or enabling technologies that could be relevant to the Company’s technologies, products or product candidates, any number of which could be asserted against the Company in litigation. If the Company or its distributors are found to infringe these or other patents, it could have a material adverse effect on the Company’s business and financial results.

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in the Hague, Netherlands, seeking: a declaration that its CoStar stent infringes EP 0 706 376 B1 in the Netherlands and other countries designated in EP 0 706 376 B1; an order that the Company and its affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that the Company not use its CE marketing approval for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring the Company to withdraw all information and documentation concerning the clinical trials it has conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring the Company to pay 2,460 euros per sale of its CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that the Company does not comply; an order that the Company indemnify Boston Scientific and Angiotech or surrender its profit on sales of its CoStar stent in countries covered by EP 0 706 376 B1; and an order that the Company pay the costs of the proceedings. The Company intends to vigorously defend itself in these proceedings. If the Company does not succeed in either invalidating EP 0 706 376 B1 or in establishing that the patent is not infringed by its CoStar stent, the Company will not be able to commercialize its CoStar stent in the Netherlands without a license from Boston Scientific, which may not be available to the Company on acceptable terms, or at all. A trial on the merits in these proceedings is currently scheduled for June 8, 2007. The Company is unable to predict the outcome of these proceedings.

On November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (“Scimed”) initiated legal proceedings against the Company in the District Court for the District of Delaware seeking a judgment, among other things, that its CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, that the Company has infringed the patent, preventing the Company from commercializing its CoStar stent in the United States, requiring the Company to pay damages, adjudging that the Company’s infringement was willful and trebling all damages awarded and requiring the Company to pay attorney fees, costs and expenses. In January 2006, the Company filed a motion to stay the proceedings, which is currently pending. No trial date has been set for these proceedings. The Company is unable to predict the outcome of these proceedings.

On May 4, 2006, Schneider (Europe) GmbH (“Schneider”), one of the Boston Scientific group of companies, initiated legal proceedings against Conor Medsystems Ireland Limited, or Conor Ireland, the Company’s wholly-owned subsidiary, in the High Court of Ireland alleging that the Company’s CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages or an accounting of profit, costs and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking the Company’s CoStar stent or any other products that infringe Schneider’s patent. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. The Company intends to vigorously defend Conor Ireland in these proceedings. No trial date has been set for these proceedings.

Based on litigations against the Company to date and the fact that the Company may pose a competitive threat to large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, and the prolific litigation that has occurred in the stent industry, the Company believes that it is highly likely that additional patent infringement claims will be asserted against it with respect to the manufacture, use, offer for sale or sale of the Company’s CoStar, SymBio, Corio or other stents based on one or more of these or other patents. The Company has received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to the Company’s operations or its stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, the Company from commercializing its CoStar, SymBio, Corio or other stents and may seek damages from the Company, and would likely be expensive for the Company to defend. In addition, a lawsuit could seek to enjoin, or prevent the Company’s distributors from commercializing the Company’s CoStar, SymBio, Corio or other stents. If a third party brings suit against the Company’s distributors it could materially affect the Company’s ability to generate revenue. The Company believes that it is unlikely that it would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which it would compete directly. In addition, the Company’s competitors have significant resources to devote to litigation against the Company, and the Company may need to expend significant resources to defend against such litigation. The Company could require significant additional funds to bear the costs of this litigation, regardless of whether the Company prevails. The Company’s ability to continue to operate under its current operating plan could be impaired if such funds are not available. Since the Company’s costs in connection with any such litigation will vary greatly depending on the nature and timing of the litigation, it is not possible for the Company to estimate the effect of such costs on its financial condition and results of operations. Amounts ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time.

On February 24, 2006, the High Court of Justice in the United Kingdom rendered its decision in the proceedings initiated by the Company that an Angiotech European patent covering a paclitaxel-eluting polymer-coated stent is invalid. As a result of the ruling, the Company received approximately $1.3 million in reimbursement of legal fees. Angiotech has appealed the decision to the Court of Appeal in the United Kingdom and the Company expects a hearing to occur on this appeal in December 2006. The Company is unable to predict the outcome of the appellate proceedings. Until the appellate decision is rendered, the Company has deferred the recognition of any expense recovery and has recorded a contingent expense recovery of $1.3 million on the unaudited condensed consolidated balance sheet.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Ireland is the euro. Foreign assets and liabilities are translated into U.S. dollars at the quarter-end exchange rates, while the statement of operations is translated using average exchange rates in effect during the reporting periods. Gains and losses from foreign currency transactions are included in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2006 and 2005, gains from foreign currency transactions were $0.5 million and losses were $0.3 million, respectively. For the six months ended June 30, 2006 and 2005, gains from foreign currency transactions were $0.6 million and losses were $0.2 million, respectively. Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles for interim financial reporting requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

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

Assets Held for Sale

In November 2005, the Company purchased substantially all of the assets of Phytogen Life Sciences Inc., including its inventory of finished paclitaxel. As of June 30, 2006, the Company had sold most of the assets acquired in the transaction and anticipates selling the remainder of the assets acquired in the transaction, except for certain laboratory equipment and an amount of finished paclitaxel that it believes will be sufficient to meet its investigational and commercial needs. The Company accounted for this transaction as an acquisition of assets pursuant to FAS 142, “Goodwill and Other Intangible Assets,” and is carrying these assets at their expected sales price (estimated fair value), less direct costs to sell. The Company has entered into a contract to sell the remaining $0.5 million of assets over the next several months. During the period ended June 30, 2006, the Company determined that not all of the asset value would be recognized on the contracts in place for the sale of the remaining assets. Therefore, the Company recognized an asset impairment of $0.1 million in other income (expenses), net, to write-down the value of the assets for sale to the realizable value.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Net losses for the three months ended June 30, 2006 and 2005 were $11.6 million and $11.8 million, respectively. Foreign currency translation adjustments for the three months ended June 30, 2006 and 2005 were $0.1 million and $0.2 million, respectively. The total comprehensive loss for the three months ended June 30, 2006 and 2005 was $11.7 million and $11.6 million, respectively. Net losses for the six months ended June 30, 2006 and

2005 were $29.7 million and $23.6 million, respectively. Foreign currency translation adjustments for the six months ended June 30, 2006 and 2005 were $0.2 million and $0.1 million, respectively. The total comprehensive loss for the six months ended June 30, 2006 and 2005 was $29.9 million and $23.5 million, respectively.

2. Stock-Based Compensation

On June 30, 2006, the Company had three share-based compensation plans: the 2004 Equity Incentive Plan, the 2004 Non-Employee Directors’ Stock Option Plan and the 2004 Employee Stock Purchase Plan, each of which is described below. The compensation expense for those plans included in the consolidated statements of operations was $4.3 million and $2.8 million for the three months ended June 30, 2006 and 2005, respectively. The compensation expense for those plans included in the unaudited condensed consolidated statements of operations was $8.5 million and $5.8 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, $0.2 million of stock based compensation remained capitalized in inventory and is expected to be charged into cost of goods sold during the third quarter.

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

As a result of adopting SFAS 123R as of January 31, 2006, the Company reversed the remaining balance of deferred compensation of $15.3 million to additional paid-in-capital and began expensing share-based compensation accordingly. The Company’s net loss for the three months ended June 30, 2006 was $2.2 million higher than if the Company had continued to account for share-based compensation under APB 25. The Company’s net loss for the six months ended June 30, 2006 was $4.2 million higher than if the Company had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s share-based compensation plans during the three and six month periods ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the vesting periods of the options. The Company recognized the compensation expense of all share-based awards on a straight-line basis over the vesting period of the award.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net loss - as reported	$(11,824)	$(23,572)
Add: Stock-based employee compensation expense included in reported net loss	2,372	4,750
Deduct: Stock-based employee compensation expense determined under the fair value method	(2,750)	(5,233)

Net loss - pro forma	$(12,202)	$(24,055)

Basic and diluted net loss per share - as reported	$(0.36)	$(0.72)

Basic and diluted net loss per share - pro forma	$(0.37)	$(0.73)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.92%	3.86%	4.48%	3.80%
Volatility	0.55	0.7	0.55	0.7
Expected life	5 Years	5 Years	5 years	5 Years

The fair value of each option awarded to non-employee service providers (other than non-employee directors) is estimated on the date of vesting using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.00%	4.00%	4.74%	4.01%
Volatility	0.55	0.7	0.55	0.7
Expected life	4 years	9 years	5.8 years	9 years

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

Compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 was based on awards ultimately expected to vest and it reflected estimated forfeitures based on an annual rate of 4.5%.

A summary of option activity under the Company’s stock option plans for the six months ended June 30, 2006 is presented below (in thousands, except for year and per share amounts):

	Shares Available	Options Outstanding and Exercisable		Aggregate Intrinsic Value	Weighted - Average Remaining Contractual Life (in years)
		Number of Shares	Weighted - Average - Per Share Exercise Price
Balance at December 31, 2005	1,021	6,077	$5.51	$79,167	8.5
Authorized	1,748	—
Granted	(1,564)	1,564	23.76
Exercised	—	(321)	2.90
Repurchased	48	—	—
Canceled	511	(511)	14.19

Balance at June 30, 2006	1,764	6,809	$9.17	$123,912	8.3

Vested at June 30, 2006		3,084	$2.28	$77,280	7.6

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $12.47 and $9.46, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $6.7 million and $0.5 million, respectively. Cash proceeds from the exercise of stock options were $0.9 million and $20,000 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, there was $42.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.47 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $6.7 million and $9.5 million, respectively.

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

The fair value of each offering under the 2004 Purchase Plan is estimated on the date on which the offering begins using the same option valuation model used for options granted under the 2004 Plan. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as those noted in the table related to options issued to employees under the 2004 Plan.

A summary of the activity under the 2004 Purchase Plan as of June 30, 2006, and changes in shares available and average per share purchase price during the six-month period then ended is presented in the table below (in thousands, except for per share amounts):

Employee Stock Purchase Plan	Shares Available	Average Per Share Purchase Price
Outstanding at December 31, 2005	443	$11.13
Authorized	337
Issued upon purchase	(32)	11.76

Outstanding at June 30, 2006	748	$11.46

As of June 30, 2006, there was $0.4 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2004 Purchase Plan. The unrecognized compensation cost is expected to be recognized over a period of 1.8 years.

3. Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, less outstanding shares subject to repurchase. Diluted net income per share would be computed by dividing the net income by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Historical
Numerator:
Net loss attributable to common stockholders	$(11,565)	$(11,824)	$(29,713)	$(23,572)

Denominator:
Weighted-average common shares outstanding	33,888	33,394	33,820	33,226
Less weighted average shares subject to repurchase	(231)	(440)	(265)	(459)

Denominator for basic and diluted net loss per share attributable to common stockholders	33,657	32,954	33,555	32,767

Basic and diluted net loss per share attributable to common stockholders	$(0.34)	$(0.36)	$(0.89)	$(0.72)

Historical outstanding anti-dilutive securities not included in diluted net loss per share:
Common shares subject to repurchase	208	413	208	413
Options to purchase common stock	6,809	5,559	6,809	5,559

	7,017	5,972	7,017	5,972

4. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$2,300	$851
Work-in-progress	1,843	1,035

Total inventory	$4,143	$1,886

5. Commitments and Contingencies

Operating Leases

The Company leases certain real and personal property under non-cancelable operating leases. Future minimum payments under these leases as of June 30, 2006 were as follows (in thousands):

Years ending December 31,
2006	$551
2007	1,328
2008	1,171
2009	731
2010	754
Thereafter	1,720

$6,255

In addition to these minimum lease payments, the Company is required to pay its share of operating expenses related to property taxes, insurance and routine maintenance in connection with its facility leases. Rent expense under the operating leases was approximately $0.3 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $0.6 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

In June 2006, the Company entered into two additional five-year leases for approximately 44,600 total square feet of manufacturing and office facilities in Menlo Park, California. Neither lease provides for an option for an additional term.

Legal Contingencies

On February 1, 2005, Angiotech and Boston Scientific (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in the Hague, Netherlands, seeking: a declaration that its CoStar stent infringes EP 0 706 376 B1 in the Netherlands and other countries designated in EP 0 706 376 B1; an order that the Company and its affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that the Company not use its CE marketing approval for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring the Company to withdraw all information and documentation concerning the clinical trials it has conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring the Company to pay 2,460 euros per sale of its CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that the Company does not comply; an order that the Company indemnify Boston Scientific and Angiotech or surrender its profit on sales of its CoStar stent in countries covered by EP 0 706 376 B1; and an order that the Company pay the costs of the proceedings. The Company intends to vigorously defend itself in these proceedings. If the Company does not succeed in either invalidating EP 0 706 376 B1 or in establishing that the patent is not infringed by its CoStar stent, the Company will not be able to commercialize its CoStar stent in the Netherlands without a license from Boston Scientific, which may not be available to the Company on acceptable terms, or at all. A trial on the merits in these proceedings is currently scheduled for June 8, 2007. The Company is unable to predict the outcome of these proceedings. In addition, on May 3, 2006, the District Court of The Hague, Netherlands handed down its judgment in the legal proceedings initiated by Boston Scientific and Angiotech against SMT ruling that the Hunter patent is valid, and that the SMT stent infringes the patent. This ruling may adversely affect the Company’s proceedings in the Netherlands.

European Patent No. (EP) 0 706 376 B1, one of the Hunter patents, was granted in May 1997 to Angiotech and was initially opposed at the European Patent Office, or EPO, by five parties in a proceeding that commenced in March 1998. The Opposition Division of the EPO issued a decision in August 2000 that revoked the patent based on the unpatentability of a claim directed to the use of paclitaxel generally (without the reference to administration via a stent) to treat angiogenesis over certain prior art references, most notably Patent Cooperation Treat publication WO 93/11120 filed by Kopia, that generally described in June 1993 that paclitaxel is an anti-proliferative that is useful in the treatment of restenosis. Angiotech appealed the decision of the Opposition Division to the European Technical Boards of Appeal. In a decision dated April 25, 2003, the European Technical Boards of Appeal sent the proceeding back to the Opposition Division for further consideration of the claims directed to a stent coated with a polymeric material that includes paclitaxel. On March 19, 2005, the Opposition Division rendered a decision allowing certain claims to a stent coated with paclitaxel or its analog or derivative and a polymer. If these proceedings are considered final, the Company may be required to challenge the validity in each European country designated as covered by EP 0 706 376 B1 in which the Company seeks to commercialize its CoStar stent and are sued on this patent. The Company filed a Notice of Intervention on April 28, 2005 and Sahajanand Medical Technologies, Inc., or SMT, filed a Notice of Intervention on June 17, 2005 seeking to become a party to an appeal of this decision. On November 18, 2005, the European Technical Board of Appeals gave a provisional non-binding opinion that the appeal is inadmissible. The Company appealed the decision of the European Technical Board of Appeals. An oral hearing has been scheduled for November 28, 2006 by the European Technical Board of Appeals to address this appeal.

On November 8, 2005, Boston Scientific and Scimed initiated legal proceedings against the Company in the District Court for the District of Delaware seeking a judgment, among other things, that the Company’s CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, that the Company has infringed the patent, preventing the Company from commercializing its CoStar stent in the United States, requiring the Company to pay damages, adjudging that the Company’s infringement was willful and trebling all damages awarded and requiring the Company to pay attorney fees, costs and expenses. The Company intends to vigorously defend itself in this proceeding. In January 2006, the Company filed a motion to stay the proceedings, which is currently pending. No trial date has been set for these proceedings. The Company is unable to predict the outcome of these proceedings.

On February 18, 2005, the Company initiated proceedings against Angiotech and the University of British Columbia in the High Court of Justice in the United Kingdom requesting that the court invalidate EP 0 706 376 B1 based on the grounds that all claims of the patent either lack novelty or are obvious in light of the state of scientific knowledge at the priority date of the patent. The trial for this proceeding began on October 4, 2005 and the High Court heard the parties’ closing arguments in mid-December. On February 24, 2006, the High Court of Justice rendered its decision that EP 0 706 376 B1 is invalid based on the grounds that the patent was obvious in light of the state of scientific knowledge at the priority date of the patent. Angiotech appealed the decision to the U.K. Court of Appeals. The appeal is scheduled to be heard from December 11 through 13, 2006. The Company is unable to predict the outcome of the appellate proceedings.

On March 31, 2005, the Company filed an Application to Revoke Australian Patent Nos. 771815, 728873 and 693797 owned by Angiotech and the University of British Columbia in the Federal Court of Australia (Victoria District Registry), on the basis, among others, that the patents are invalid in light of the state of scientific knowledge as of the priority date of the patents and that they are not enabled for the claimed subject matter. The Company has also asserted that the patents are invalid because both Angiotech and the University of British Columbia are designated as owners of the patent, whereas in the United States on correspondingly similar claims, Angiotech is designated as the sole owner. On February 2, 2006, the Federal Court issued an order allowing the Company to proceed with our claim of invalidity on the basis that the University of British Columbia is not entitled to patents. Angiotech and the University of British Columbia have appealed the order. A hearing on the appeal was heard on May 17 and 18, 2006, and a written decision is expected this year. If the court rules that it is appropriate to continue to trial given the decision on entitlement, the trial will begin on February 12, 2007. If the Federal Court determines that the University of British Columbia is not entitled to patents, the patents may be revoked in a final decision. The Company is unable to predict the outcome of these proceedings. The Company is not currently conducting clinical trials in Australia on its CoStar stent, but the Company may seek to commercialize its CoStar stent in Australia in the future. If the Federal Court of Australia rules that these Australian patents are valid, then the Company may in the future need to litigate whether the Company infringes any of the valid claims. If the Company is found to infringe one or more valid claims, then the Company may not be able to commercialize its CoStar stent in Australia without a license from Boston Scientific, which may not be available to it on acceptable terms, or at all.

On October 26, 2005, the Company initiated nullity proceedings against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of EP 0 706 376 B1. The Court has added Boston Scientific as a defendant to this action at Boston Scientific’s request. This patent is the subject of the legal proceedings asserted against the Company in the Netherlands by Boston Scientific and Angiotech. Angiotech has counterclaimed for infringement of the patent. It is unclear whether this counterclaim will be heard in this action, given the earlier pending infringement action brought by Angiotech on the same subject matter. The Company is claiming that the patent is invalid based on prior art, the claims are not enabled by the patent specification, and other grounds. A trial on the merits in these proceedings is scheduled for October 27, 2006. The Company is unable to predict the outcome of these proceedings.

On May 4, 2006, Schneider initiated legal proceedings against Conor Ireland, in the High Court of Ireland alleging that the Company’s CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages or an accounting of profit, costs and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking the Company’s CoStar stent or any other products that infringe Schneider’s patent. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. The Company intends to vigorously defend Conor Ireland in these proceedings. The Company currently uses its facilities in Ireland to manufacture its CoStar stent for commercial sale. No trial date has been set for these proceedings.

Amounts ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time. As a result of the ruling of the High Court of Justice in the United Kingdom, the Company received approximately $1.3 million in reimbursement of legal fees. Until the appellate decision is rendered, the Company has deferred the recognition of any expense recovery and has recorded a contingent expense recovery of $1.3 million on the unaudited condensed consolidated balance sheet.

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

Product sales were generated through the Company’s wholly-owned subsidiary in Ireland and were attributed to geographic regions based on the location of the distribution partner as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Geographic sales
Europe	$10,067	$—	$14,142	$—
Asia	1,265	288	1,577	324

Total product sales	$11,332	$288	$15,719	$324

7. Subsequent Events

On August 1, 2006, the Company completed a follow-on public offering of 3,500,000 shares of its common stock at a public offering price of $27.50 per share. Net cash proceeds from the public offering are expected to be approximately $89.9 million, after deducting underwriting discounts and other estimated offering expenses. The Company and a selling stockholder have granted the underwriters a 30-day option to purchase up to an aggregate of 525,000 additional shares of common stock to cover over-allotments, if any, of which 75,000 shares would be sold by the Company if the over-allotment option is exercised in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under Part II, Item 1A below. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We develop innovative controlled vascular drug delivery technologies. We have primarily focused on the development of drug-eluting stents to treat coronary artery disease. Specifically, our efforts have initially focused on the development and commercialization of our cobalt chromium paclitaxel-eluting coronary stent system, CoStar®, for the treatment of restenosis. In February 2006, our CoStar stent received CE Mark approval in the European Union, and we have commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG.

Historically, we have devoted substantially all of our resources to developing our stent platform, raising capital and preparing for the commercialization of our CoStar stent. We have pursued a clinical development strategy of demonstrating that our CoStar stent is safe and effective, that the drug inlay design of our CoStar stent permits us to control drug release kinetics, and that drug release kinetics can have a direct impact on clinical outcomes. Recently, our clinical development strategy has been focused on establishing the basis for regulatory approval of our CoStar stent in the United States and demonstrating that our cobalt chromium pimecrolimus-eluting coronary stent system, Corio™, and our cobalt chromium pimecrolimus- and paclitaxel-eluting coronary stent system, SymBio™, are safe and effective.

With respect to potential U.S. regulatory approval of our CoStar stent, we submitted an investigational device exemption, or IDE, application to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2005 for our U.S. pivotal clinical trial, COSTAR II, and in March 2005, we received conditional approval of our IDE application. The first patient was enrolled in the trial in May 2005. In December 2005, we received approval from the FDA to expand enrollment in the COSTAR II trial to the full cohort of 1,700 patients, and we completed enrollment of all 1,700 patients in April 2006. If the clinical trial proceeds as scheduled and the outcome of this clinical trial is favorable, we anticipate submitting an application for marketing approval with the FDA in 2007 and, if the FDA agrees that we have established the safety and effectiveness of our CoStar stent, receiving regulatory approval for our CoStar stent in the United States in late 2007 or early 2008. We could be delayed by adverse results or regulatory complications, and we may never achieve U.S. regulatory approval.

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

In March 2006, pursuant to the terms of our agreement with Novartis Pharma AG, we exercised our option to obtain a worldwide, non-exclusive license from Novartis to develop, manufacture and commercialize products that use our vascular delivery stent systems, including our drug-eluting reservoir-based cobalt chromium stent, for the local delivery of pimecrolimus. In May 2006, we initiated the GENESIS trial, which is a multi-center, randomized, three-arm non-inferiority pivotal study designed to compare our Corio, our SymBio, and our CoStar stent, and we expect to begin enrollment in the third quarter of 2006. In May 2006, we initiated the RAPID trial, which is a prospective, open-label, multi-center registry designed to evaluate our Corio stent for safety and effectiveness, and we expect to begin enrollment in the fourth quarter of 2006. In addition, we entered into a feasibility agreement with Biotronik to evaluate a bioresorbable reservoir-based stent incorporating Biotronik’s absorbable metal to enable tailored drug release kinetics for the treatment of restenosis and other vascular disorders. We are also investigating the applicability of our stent technology to the treatment of an acute myocardial infarction, or AMI, commonly known as a heart attack.

We were incorporated in Delaware in October 1999 and have a limited operating history. We have incurred net losses each year. We anticipate that we will continue to incur net losses for the next several years as we develop new products, expand our clinical development team and corporate infrastructure and, assuming we receive FDA approval, prepare for the potential U.S. commercialization of our CoStar stent. We currently have no products approved for sale in the United States. We have financed our operations primarily through private placements of preferred stock and convertible promissory notes, as well as through our public offerings of our common stock. On August 1, 2006, we completed a follow-on public offering of 3,500,000 shares of our common stock at a public offering price of $27.50 per share. Net cash proceeds from the public offering are expected to be approximately $89.9 million, after deducting underwriting discounts and other estimated offering expenses.

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

Stock-Based Compensation – Adoption of SFAS 123R

We adopted SFAS 123R effective January 1, 2006 which requires the recognition of stock-based compensation at fair value in our statements of operations. We adopted SFAS 123R under the modified prospective transition method and therefore we have not restated results for prior periods. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to estimate the fair value of the stock options granted. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. As of June 30, 2006, there was $42.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under our stock option plans. We expect to recognize the unrecognized compensation cost over a weighted-average period of 1.47 years.

Under SFAS 123R, our estimate of compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Because our initial public offering occurred on December 14, 2004, there is limited historical information available to support our estimate of certain assumptions required to value our stock options. The value of a stock option is derived from its potential for appreciation. Therefore, the more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Our common stock has limited historical information on its stock price volatility. In accordance with the implementation guidance in SFAS 123R, we have therefore calculated expected volatility based on the average volatilities of similar companies that are growing from newly public to more mature companies with more stock price history. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including post-vesting forfeitures) and a comparison to relevant peer group data. As a result of using estimates, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to estimate the value of stock based awards granted in future periods.

Results of Operations

Three and Six Months Ended June 30, 2006 and 2005

Product Sales

In 2005, we began commercializing our CoStar stent in certain countries outside of the United States, the European Union and Japan. Prior to February 2005, we had not generated any revenues from the sale of our stents. In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG. As we continue to commercially launch in new countries and expand our sales in existing countries, we expect product sales to increase in subsequent quarters over current levels. However, because our distributors have fluctuating inventory stocking patterns, product sales of our CoStar stent may decrease from one quarter to another quarter.

Product sales were $11.3 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively. Product sales were $15.7 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively. The increases in both periods were primarily due to the commercial launch of our CoStar stent in many of the countries in the European Union in February 2006.

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

Cost of sales was $5.0 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively. Cost of sales was $8.9 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively. During each of the three and six months ended June 30, 2006, cost of sales grew as revenue increased and commercialization of our CoStar stent began in the European Union. Cost of sales included non-cash stock-based compensation expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2006, respectively. There was no non-cash stock-based compensation expense included in cost of sales for each of the three- and six-month periods ended June 30, 2005. Cost of sales for the three and six months ended June 30, 2006 and 2005 is representative of the production costs and variances associated with the early commercialization of our CoStar stent. The cost of sales for the three and six months ended June 30, 2006 is not necessarily indicative of production costs in future periods.

Research and Development Expenses

Our research and development expenses primarily consist of clinical and regulatory expenses, including pre-clinical and clinical trial costs and the cost of manufacturing clinical supplies. Research and development costs also consist of employee compensation, supplies and materials, consultant services, facilities, and non-cash stock-based compensation. We expense research and development costs as they are incurred. We expect our research and development expenses to increase significantly as we complete the development of our CoStar stent, develop new catheter systems, research new product opportunities, conduct additional clinical trials and hire additional employees. If our COSTAR II trial proceeds as currently planned, we anticipate that it will cost at least $12.0 million to complete. As of June 30, 2006, we had expended $26.9 million in research and development expenses for our EuroSTAR and COSTAR II trials. In addition, in May 2006, we initiated the GENESIS and RAPID clinical trials. The GENESIS trial is designed to compare our Corio, SymBio and CoStar stent systems, and we expect to begin enrollment in this trial in the third quarter of 2006. The RAPID trial is designed to evaluate our Corio stent system for safety and effectiveness, and we expect to begin enrollment in the fourth quarter of 2006.

Research and development expenses were $13.0 million and $6.5 million for the three months ended June 30, 2006 and 2005, respectively. Research and development expenses included non-cash stock-based compensation expense of $2.4 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively. The $6.5 million increase was primarily due to increases in clinical trial expenses of $3.6 million, increases in payroll and related expenses of $1.2 million, increases in non-cash employee stock-based compensation expenses of $1.0 million, increases in non-cash non-employee stock-based compensation expenses of $0.3 million, and net increases in other expenses of $0.4 million.

Research and development expenses were $27.1 million and $14.1 million for the six months ended June 30, 2006 and 2005, respectively. Research and development expenses included non-cash stock-based compensation expense of $4.7 million and $2.3 million for the six months ended June 30, 2006 and 2005, respectively. The $13.0 million increase was primarily due to increases in clinical trial expenses of $8.3 million, increases in non-cash employee stock-based compensation expenses of $1.9 million, increases in payroll and related expenses of $1.9 million, increases in non-cash non-employee stock-based compensation expenses of $0.5 million, and net increases in other expenses of $0.4 million.

Effective January 1, 2006, we adopted SFAS 123R, and as a result research and development expenses for the three and six months ended June 30, 2006 included additional employee stock-based compensation expense as compared to the comparable period of the prior year.

General and Administrative Expenses

Our general and administrative expenses consist primarily of compensation for executive, finance and administrative personnel and non-cash stock-based compensation. Other significant costs include professional fees for accounting and legal services, including legal services associated with defending against patent litigation and our efforts to obtain and maintain protection for the intellectual property related to our proprietary technology. We expect our general and administrative expenses to increase substantially due to the costs associated with the infrastructure necessary to support the commercialization of our CoStar stent, particularly in the U.S., assuming we receive regulatory approval, as well as the costs associated with defending patent infringement claims asserted against us.

General and administrative expenses were $5.9 million and $5.6 million for the three months ended June 30, 2006 and 2005, respectively. General and administrative expenses included non-cash stock-based compensation expense of $1.7 million for each of the three-month periods ended June 30, 2006 and 2005. The $0.3 million increase was primarily due to increases in payroll expenses of $0.4 million and net increases in trade show, promotional, franchise tax and other expenses totaling $0.1 million. Such increases were partially offset by net decreases in professional services for legal, audit and other consulting services of $0.2 million.

General and administrative expenses were $11.2 million and $10.2 million for the six months ended June 30, 2006 and 2005, respectively. General and administrative expenses included non-cash stock-based compensation expense of $3.5 million and $3.6 million for the six months ended June 30, 2006 and 2005, respectively. The $1.0 million increase was primarily due to increases in payroll expenses of $0.7 million and net increases in professional services for legal, audit and other consulting services of $0.3 million.

Effective January 1, 2006, we adopted SFAS 123R, and general and administrative expenses for the three and six ended June 30, 2006 included additional employee stock-based compensation expense as compared to the comparable period of the prior year.

Interest Income

Interest income was $0.6 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. The decreases in both periods were primarily due to lower cash balances resulting from cash used in operations and for capital investments.

Other Income/(Expense), Net

Other income, net was $0.4 million compared to other (expense), net of $0.3 million for the three months ended June 30, 2006 and 2005, respectively. Other income, net, was $0.5 million compared to other (expense), net of $0.2 million for the six months ended June 30, 2006 and 2005, respectively. The change from net other (expense) to net other income for the three and six months ended June 30, 2006 and 2005 was primarily due to foreign currency gains of $0.8 million, which were partially offset by other (expense) of $0.1 million for the write-down of certain assets for sale.

Liquidity and Capital Resources

We have incurred losses since our inception in October 1999 and, as of June 30, 2006, we had an accumulated deficit of $132.9 million. We have funded our operations to date principally from proceeds from our public offerings of common stock and private placements of equity securities and convertible promissory notes, raising aggregate net proceeds of $164.5 million through June 30, 2006.

On August 1, 2006, we completed a follow-on public offering of 3,500,000 shares of our common stock at a public offering price of $27.50 per share. Net cash proceeds from the public offering are expected to be approximately $89.9 million, after deducting underwriting discounts and other estimated offering expenses. We and a selling stockholder have granted the underwriters a 30-day option to purchase up to an aggregate of 525,000 additional shares of common stock to cover over-allotments, if any, of which 75,000 shares would be sold by us if the over-allotment option is exercised in full.

As of June 30, 2006, we did not have any outstanding or available debt financing arrangements, we had working capital of $49.2 million and our primary source of liquidity was $52.4 million in cash and cash equivalents. Pending their ultimate use, we currently invest these funds in liquid money market accounts.

Net Cash Used in Operating Activities

Net cash used in operating activities was $23.5 million during the six months ended June 30, 2006. Net cash used in operations during the six months ended June 30, 2006 primarily reflected a net loss of $29.7 million plus increases in accounts receivable of $3.8 million, inventories of $2.4 million, prepaids and other assets of $1.1 million and other accrued liabilities of $1.0 million. The increases in net cash used in operations was partially offset by non-cash employee stock-based compensation expense of $7.1 million, non-cash non-employee stock-based compensation expense of $1.6 million, and decreases of other assets of $2.8 million, contingent expense recovery of $1.3 million, and accrued clinical development liabilities of $0.6 million.

Net cash used in operating activities was $15.7 million during the six months ended June 30, 2005. Net cash used in operations during the six months ended June 30, 2005 primarily reflected a net loss of $23.6 million, partially reduced by depreciation of $0.4 million, non-cash stock-based compensation expense of $4.8 million, the issuance of stock options to consultants resulting in stock-based compensation expense of $1.1 million, increased accrued legal expenses of $1.1 million, increased clinical development liabilities of $0.4 million, increased inventories of $1.2 million and net changes in other operating assets and liabilities of $1.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 was $3.9 million and $2.2 million, respectively, which resulted primarily from purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2006 was $1.3 million, primarily due to the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2005 was $8.6 million, primarily due to the exercise of the over-allotment option in January 2005 by the underwriters of our initial public offering.

Operating Capital and Capital Expenditure Requirements

As of June 30, 2006, we had not achieved profitability. We anticipate that we will continue to incur net losses for the next several years as we prepare for the U.S. commercialization of our CoStar stent, develop new products and expand our clinical development team and corporate infrastructure. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues or raise additional capital to achieve profitability.

In February 2006, our CoStar stent received CE Mark approval in the European Union, and we commercially launched our CoStar stent in many of the countries in the European Union through our distributor, Biotronik AG. As we continue to commercially launch in new countries and expand our sales in existing countries, we expect product sales to increase in subsequent quarters over current levels. However, because our distributors have fluctuating inventory stocking patterns, product sales of our CoStar stent may decrease from one quarter to another quarter. We believe that our current cash and cash equivalent balances, as well as the interest we earn on these balances and revenues from anticipated product sales, will be sufficient to meet our anticipated cash requirements through at least the first half of 2008. However, we may seek to sell additional equity or debt securities or obtain a credit facility prior to this time. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to liquidate some or all of our assets or reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

We anticipate spending at least $8.0 million over the next year for clinical trials to seek to obtain regulatory approvals of our CoStar stent. We estimate that the development of any new product candidates will cost between $15.0 million and $25.0 million per product candidate and will take up to four years or longer to complete. We expect to fund the development of potential product candidates with our existing cash and cash equivalent balances, or with cash received from sales of our products and securities.

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements that involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed under Part II, Item 1A below. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of drug-eluting stents, such as our CoStar, SymBio and Corio stents, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

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

The medical device industry in general and the stent sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of bare metal stents or drug-eluting stents as well as the use of catheters to place stents. The owners of each of these patents could assert, with or without merit, that the manufacture, use, offer for sale or sale of our CoStar, SymBio, Corio or other stents infringe one or more claims of their patents. Each of these patents contains multiple claims, any one of which may be independently asserted against us, with or without merit.

All of the major companies in the stent and related markets, including Boston Scientific Corporation, Johnson & Johnson, Guidant Corporation (Guidant is now owned by Boston Scientific and Guidant’s vascular and endovascular business were acquired by Abbott Laboratories) and Medtronic Inc., have repeatedly been involved in patent litigation relating to stents since at least 1997. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, a number of these companies, especially Boston Scientific and others against which we compete or would compete directly, have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our CoStar, SymBio and Corio stents. In fact, we are currently involved in patent litigation in the United States, the United Kingdom, the Netherlands, Australia and Ireland, some of which involve, among other things, claims that we are infringing patents of third parties. One or both of Boston Scientific, or a subsidiary thereof, and Angiotech Pharmaceuticals, Inc., which are large, well-capitalized companies, are adversarial to us in these proceedings.

In addition to the lawsuits that we are involved in, there are currently well over 20 lawsuits pending in the United States and Europe involving claims of patent infringement by Boston Scientific, Johnson & Johnson, Medtronic, Guidant, Medinol, Spectralytics or others. We could be sued on any of the patents now in third-party litigation or on other patents. In the United States alone, there are currently over 3,000 stent patents and over 1,500 patents that include the terms “catheter” and “stent” in the claims. There are over 4,100 patents that include the terms “catheter” and “balloon” in the claims. These numbers demonstrate that this is an area of technology characterized by a very large number of patents that are directed to almost every aspect of stent manufacture, design and use. If we infringe any of these patents and the patents are found to be valid, we will not be able to commercialize our products without a license, which may not be available on acceptable terms or at all, and we may become obligated to pay substantial damage awards with respect to prior sales of our products.

A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific, Johnson & Johnson, Cordis Corporation, Medtronic, Abbott, Medinol Ltd. and Guidant (Guidant is now owned by Boston Scientific and Guidant’s vascular and endovascular business were acquired by Abbott). Several of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. In addition, there is a large number of U.S. and foreign issued patents and pending patent applications owned by third parties that generally cover stents, catheters, balloons or enabling technologies that could be relevant to our technologies, products or product candidates, any number of which could be asserted against us in litigation.

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands, seeking: a declaration that our CoStar stent infringes EP 0 706 376 B1 in the Netherlands and other countries designated in EP 0 706 376 B1; an order that we and our affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that we not use our CE marketing approval for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring us to withdraw all information and documentation concerning the clinical trials we have conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring us to pay 2,460 euros per sale of our CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that we do not comply; an order that we indemnify Boston Scientific and Angiotech or surrender our profit on sales of our CoStar stent in countries covered by EP 0 706 376 B1; and an order that we pay the costs of the proceedings. We intend to vigorously defend ourselves in these proceedings. If we do not succeed in either invalidating EP 0 706 376 B1 or in establishing that the patent is not infringed by our CoStar stent, we will not be able to commercialize our CoStar stent in the Netherlands without a license from Boston Scientific, which may not be available to us on acceptable terms, or at all. A trial on the merits in this proceeding is currently scheduled for June 8, 2007. We are unable to predict the outcome of these proceedings.

On November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc., or Scimed, initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment, among other things, that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, that we have infringed the patent, preventing us from commercializing our CoStar stent in the United States, requiring us to pay damages, adjudging that our infringement was willful and trebling all damages awarded and requiring us to pay attorney fees, costs and expenses. In January 2006, we filed a motion to stay the proceedings, which is currently pending. No trial date has been set for these proceedings. We are unable to predict the outcome of these proceedings.

On May 4, 2006, Schneider (Europe) GmbH, or Schneider, a part of the Boston Scientific group of companies, initiated legal proceedings against Conor Medsystems Ireland Limited, or Conor Ireland, our wholly-owned subsidiary, in the High Court of Ireland alleging that our CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages or an accounting of profit, costs and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking our CoStar stent or any other products that infringe Schneider’s patent. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. We intend to vigorously defend Conor Ireland in these proceedings. No trial date has been set for these proceedings.

Based on litigations against us to date and the fact that we may pose a competitive threat to large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, and the prolific litigation that has occurred in the stent industry, we believe that it is highly likely that additional patent infringement claims will be asserted against us with respect to the manufacture, use, offer for sale or sale of our CoStar, SymBio, Corio or other stents based on one or more of these or other patents. We have received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar, SymBio, Corio or other stents and may seek damages from us, and would likely be expensive for us to defend. In addition, a lawsuit could seek to enjoin, or prevent our distributors from commercializing our CoStar, SymBio, Corio or other stents. If a third party brings suit against our distributors it could materially affect our ability to generate revenue. We believe that it is unlikely that we would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which we would compete directly.

A finding that we infringe any valid claim in a patent held by a third party would have a material adverse effect on our results of operations, financial condition and liquidity, and we may, among other things, be required to:

•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and sale of our products, including our CoStar stent, that infringe the patent rights of others through a court-imposed sanction such as an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.

An award of damages against us would adversely affect our results of operations and liquidity, and any delays or restrictions with respect to our commercialization plans resulting from such litigation would adversely affect our ability to generate revenues. In addition, our competitors have significant resources to devote to litigation against us, and we may need to expend significant resources to defend such litigation. We could require significant additional funds to bear the costs of this litigation, regardless of whether we prevail. Our ability to continue to operate under our current operating plan could be impaired if such funds are not available. Since our costs in connection with any such litigation will vary greatly depending on he nature and timing of the litigation, it is not possible to estimate the effect of any such costs on our financial condition and results of operations. Amounts ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$6,255	$1,220	$2,190	$1,508	$1,337

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to the leases for our facilities in Menlo Park, California and for our facility in Athlone, Ireland.

In February 2005, we entered into a ten-year operating lease, which has an option for an additional ten years, for manufacturing facilities in Athlone, Ireland. Total future minimum lease payments are approximately $3.1 million. The lease payments for our facilities in Ireland are denominated in euros and have been converted into U.S. dollars using the exchange rate in effect as of June 30, 2006.

In March 2005, we entered into an amendment of the lease agreement for our current headquarters in Menlo Park, California. The amendment provides for an additional 26,000 square feet of space in a building adjacent to our current headquarters and extends the term of our lease for an additional year to August 2008. Total future minimum lease payments are approximately $1.4 million.

In June 2006, we entered into two additional five-year leases for approximately 44,600 total square feet of manufacturing and office facilities in Menlo Park, California. Total future minimum lease payments are approximately $1.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2006, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Foreign Currency Risk

We are exposed to foreign currency exchange risk as a result of product sales and manufacturing costs being predominantly denominated in the euro. Decreases in the value of the euro against the U.S. dollar will result in lower revenues, but will also result in lower manufacturing costs. Conversely, increases in the value of the euro against the U.S. dollar will result in higher revenues, but will also result in higher manufacturing costs. Because our manufacturing costs are expected to be lower than the related revenues, future decreases in the value of the euro against the U.S. dollar would be expected to have a net adverse affect on our future operating results.

For example, a ten percent decrease in the value of the euro against the U.S. dollar during the three-month period ended June 30, 2006, would have caused an 11 percent decrease in our product sales, a less than one percent decrease in our operating expenses, and a 4.6 percent increase in our net loss. Conversely, a ten percent increase in the value of the euro against the U.S. dollar during the three-month period ended June 30, 2006, would have caused a ten percent increase in our product sales, a less than one percent increase in our operating expenses, and a 5.2 percent decrease in our net loss.

We expect that our exposure to fluctuations in foreign exchange rates will increase in future periods, because we expect the number of transactions in the euro and the euros involved in each transaction to increase as a result of the commercialization of our CoStar stent in new countries and the expansion of our sales in existing countries, the growth of our manufacturing facility in Ireland, and additional clinical trials in Europe.

Historically, we have not hedged any of these foreign currency exchange risks and do not intend to in the immediate future. Therefore, significant foreign exchange rate fluctuations within a short period of time may adversely affect our results of operations and financial condition.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended June 30, 2006, there were no material developments in the litigation disclosed under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.

As previously disclosed under Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006, Schneider (Europe) GmbH, or Schneider, a part of the Boston Scientific group of companies initiated legal proceedings on May 4, 2006 against Conor Medsystems Ireland Limited, or Conor Ireland, our wholly-owned subsidiary, in the High Court of Ireland alleging that our CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages or an accounting of profit, costs and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking our CoStar stent or any other products that infringe Schneider’s patent. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. No trial date has been set for these proceedings.

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

Risks Related to Intellectual Property

Intellectual property rights, including in particular patent rights, play a critical role in the drug-eluting stent sector of the medical device industry, and therefore in our business. We face significant risks relating to patents, both as to our own patent position as well as to patents held by third parties. For example, we are involved in substantial patent litigation with large, well-capitalized companies. These risks are summarized below. We have described in greater detail our patent position, and patents held by third parties that could impact our business, under the caption “Item 8.01. Other Events. – Business – Patents and Proprietary Rights” in our Current Report on Form 8-K, filed with the SEC on July 25, 2006. You should consider carefully the matters discussed under that caption and in the risk factors below in considering an investment in our common stock.

We are involved in substantial patent litigation with large, well-capitalized companies. If any patent infringement or other intellectual property claims asserted against us are successful, we could be enjoined, or prevented, from commercializing our CoStar® stent, our cobalt chromium paclitaxel- and pimecrolimus-eluting coronary stent system, SymBio™, our cobalt chromium pimecrolimus-eluting coronary stent system, Corio™, or other product candidates.*

Since February 2005, we have become involved in six separate legal proceedings regarding patents. These proceedings are:

•	litigation initiated against us in The Hague, Netherlands by Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation seeking a declaration that our CoStar stent infringes one of the Hunter patents and litigation brought by us in the same court against Angiotech, the University of British Columbia and Boston Scientific Corporation to obtain a declaration that one of the Hunter patents is invalid;

•	a litigation initiated against us in Delaware by Boston Scientific and Boston Scientific Scimed, Inc., or Scimed, seeking a judgment that our CoStar stent infringes one of the Jang patents;

•	a litigation initiated against us in Ireland by Schneider (Europe) GmbH, or Schneider, a part of the Boston Scientific group of companies, seeking a judgment that our CoStar stent infringes one of the Kastenhofer patents;

•	legal proceedings initiated by us in the United Kingdom requesting that the courts invalidate one of the Hunter patents owned by Angiotech and licensed to Boston Scientific; and

•	a proceeding initiated by us in Australia seeking to invalidate Australian patents purportedly owned by Angiotech and the University of British Columbia.

The above patents, as well as others, are described below and under the caption “Item 8.01. Other Events. – Business – Patents and Proprietary Rights” in our Current Report on Form 8-K, filed with the SEC on July 25, 2006. In these legal proceedings, Boston Scientific, Angiotech, Scimed and Schneider are seeking, among other things, substantial damages from us as well as injunctions to prevent us from selling, manufacturing or stocking our CoStar stent. We are unable to predict the outcome of these legal proceedings. These legal proceedings are described in more detail under the captions “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, “Item 1. Legal Proceedings” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006, and “Item 1. Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q.

In addition to the lawsuits that we are involved in, there are currently well over 20 lawsuits pending in the United States and Europe involving claims of patent infringement by Boston Scientific, Johnson & Johnson, Medtronic, Guidant, Medinol, Spectralytics, or others that relate to, among other things:

•	the use of therapeutic agents including paclitaxel and rapamycin or their analogs or derivatives to treat restenosis;

•	stent structure;

•	catheters, including balloons, used to deliver stents;

•	composition of materials used in stents, catheters and balloons; and

•	stent, catheter and balloon manufacturing processes.

All of the major companies in the stent and related markets, including Boston Scientific, Johnson & Johnson, Guidant and Medtronic, have repeatedly been involved in patent litigation relating to stents since at least 1997. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, a number of these companies, especially Boston Scientific and others against which we compete or would compete directly, have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our CoStar stent.

We could be sued on any of the patents now in third-party litigation or on other patents. In the United States alone, there are currently over 3,000 stent patents and over 1,500 patents that include the terms “catheter” and “stent” in the claims. There are over 4,100 patents that include the terms “catheter” and “balloon” in the claims. These numbers demonstrate that this is an area of technology characterized by a very large number of patents that are directed to almost every aspect of stent manufacture, design and use. If we infringe any of these patents and the patents are found to be valid, we will not be able to commercialize our products without a license, which may not be available on acceptable terms or at all, and we may become obligated to pay substantial damage awards with respect to prior sales of our products.

A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market, such as Boston Scientific Corporation, Johnson & Johnson, Cordis Corporation, Medtronic Inc., Abbott Laboratories, Medinol Ltd. and Guidant Corporation (Guidant is now owned by Boston Scientific and Guidant’s vascular and endovascular business were acquired by Abbott). As discussed above, several of these third-party patents have been or are being asserted in litigation against purported infringers, including against us, demonstrating a willingness by the patent owners to litigate their claims. For a description of patents that we consider to pose a material litigation risk to us, see the discussion under the caption “Item 8.01. Other Events. – Business – Patents and Proprietary Rights” in our Current Report on Form 8-K, filed with the SEC on July 25, 2006. There may be patents in addition to those described under that caption that relate to aspects of our technology and that may materially and adversely affect our business. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that pose a material risk to us.

Based on litigations against us to date and the fact that we may pose a competitive threat to large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, and the prolific litigation that has occurred in the stent industry, we believe that it is highly likely that additional patent infringement claims will be asserted against us with respect to the manufacture, use, offer for sale or sale of our CoStar, SymBio, Corio or other stents based on one or more of these or other patents. We have received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar, SymBio, Corio or other stents and may seek damages from us, and would likely be expensive for us to defend. A court may determine that these patents are valid and infringed by us. In addition, a lawsuit could seek to enjoin, or prevent our distributors from commercializing our CoStar stent. If a third party brings suit against our distributors it could materially affect our ability to generate revenue.

More specifically, there is a large number of U.S. and foreign issued patents and pending patent applications owned by third parties that generally cover stents, catheters, balloons or enabling technologies that could be relevant to our technologies, products or product candidates, any number of which could be asserted against us in litigation. We describe many of these patents below. If we or our distributors are found to infringe these or other patents, it could have a material adverse effect on our business and financial results. The fact that we list a patent or patent family below does not mean that we agree that the patent is valid or that any of our products infringe the patent.

Boston Scientific, or its subsidiaries (including Schneider and Boston Scientific Scimed), own or license a number of patents in the stent area, some of which they have litigated or are in current litigation. These include a series of patents, known as the “Kastenhofer” patents relating to catheter design; the “Jang” patents relating to stent design; the “Kunz” patents, relating to the use of paclitaxel to treat restenosis generally and also to treat restenosis via a stent; the “Forman” patents relating to balloon laser welding; the “Keith” patents relating to balloon dilation catheters; the “Euteneuer” patents relating to catheter balloons; the “Euteneuer” patents relating to catheter design; the “Ding” patents relating to stent coatings; the “Grainger” patent pertaining to a method to treat restenosis with a compound that inhibits TGF-beta; the “de Scheerder” patents relating to stent design; the “Forman” patents relating to balloon welding; and the “Zhong” patents relating to methods for coating stents. Angiotech is the owner of a number of patents, sometimes referred to as the “Hunter” patents, and has licensed from the U.S. government a number of other patents, sometimes referred to as the “Kinsella” patents, that also claim the use of paclitaxel coated stents to treat angiogenesis and restenosis. Angiotech granted an exclusive license to Boston Scientific under these patents in the coronary vascular field of use.

Johnson & Johnson, either itself or through a subsidiary such as Cordis Corporation, owns or licenses a number of patents in the stent area, including the “Wright,” “Morris,” and “Falotico” patents relating to stents containing rapamycin or its analogs in a therapeutically beneficial amount to combat restenosis; the “Schatz” patents relating to stent design; the “Fischell” and “Gray” patents relating to stent design; the “Palmaz” patents relating to stent design; the “Pinchuk” patents relating to nylon balloon and catheter systems; and the “Fontirroche” patents relating to catheter design.

In addition, Advanced Cardiovascular Systems, Inc., a subsidiary of Guidant, previously owned and controlled, and as a result of the recent acquisition of Guidant by Boston Scientific, Abbott now controls, a number of patents in this area, including the “Yock” family of patents that are directed to rapid exchange catheters; the “Lau” family of patents which claim rapid exchange catheters for stent delivery; another “Lau” family of patents directed to stent structures; the “Castro” patents, which are directed to a manufacturing process involving the application of a material to a stent; the “Sirhan” patents relating to catheter design; and the “Saunders” patents relating to methods of laser cutting stents.

Medtronic AVE, Inc. owns or controls a number of patents, including the “Enger” patents relating to balloon dilatation catheters; the “Fitzmaurice” patents directed to reinforced rapid exchange catheters; and the “Anderson” patents relating to dilatation balloons.

Medinol owns a number of patents, including those referred to as the “Israel,” “Richter” and “Pinchasik” patents, that pertain to stent design.

Sorin Biomedica Cardio S.p.A. owns a number of patents known as the “Rolando” patents directed to stent structures.

MicroCHIPS owns a patent known as the “Santini” patent directed to stent structures.

Spectralytics, Inc. owns a number of patents known as the “Gustafson” patents relating to methods of laser cutting stents.

Title 35 Section 271(e) of the United States Code is known as the clinical trial safe harbor that allows parties to use a patented invention in the United States solely for uses reasonably related to developing information for submission to the FDA. While we believe that our clinical activities directed to collecting information for the FDA in the United States and outside of the United States would be covered by the safe harbor, there is no way to confirm such belief until the case is litigated. In addition, the U.S. safe harbor may not cover our stent manufacturing or other activities in the United States if those activities are not reasonably related to developing information for submission to the FDA, but instead, for example for submissions to other governments. Development and clinical trial activities in other countries that are directed to regulatory submissions to other governments may or may not be subject to experimental use or safe harbor-type protections from patent infringement, depending on the laws of that country.

Whether we infringe any patent claim will not be known (whether in our current or in future patent litigation) with certainty unless and until a court interprets the patent claim in the context of litigation. The outcome of patent litigation is subject to substantial uncertainties, especially in medical device-related patent cases that may, for example, turn on the interpretation of claim language by the court which may not be to our advantage, the jury’s ability to understand and interpret the technical and legal issues and also the testimony of experts as to technical facts upon which experts may reasonably disagree. In infringement allegations made against us, we may seek to invalidate the asserted patent claim, render the entire patent unenforceable and/or to allege non-infringement of the asserted patent claim. In Europe, individual country laws control the standard for patent invalidation, and the burden of proof to invalidate a particular claim can vary among countries. In order for us to invalidate a U.S. patent claim in court, we must rebut the presumption of validity afforded to issued patents in the United States with clear and convincing evidence of invalidity, which is a high burden of proof.

In the event that we are found, in our current, or in any future, patent litigation, to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:

•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and sale of our products, including our CoStar stent, that infringe the patent rights of others through a court-imposed sanction such as an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.

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

If third parties file patent applications or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, or in other proceedings outside the United States, including oppositions, to determine priority of invention or patentability. For example, we have filed an application which preserves our right to seek to provoke an interference with a patent owned by MicroCHIPS, Inc. with claims directed to an implantable stent having reservoirs and a system for releasing drugs contained in the reservoirs, as the priority date of the MicroCHIPS patent is after the priority date of our patent. Even if we are successful in these proceedings, we will incur substantial costs, and the time and attention of our management and scientific personnel could be diverted in pursuit of these proceedings.

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

The validity of our patent claims depends, in part, on whether prior art references described or rendered obvious our inventions as of the effective filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the validity of our issued patents or the patentability of our pending patent applications. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent Office for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to our stent technologies. In the event that a third party has also filed a U.S. patent application covering our stents or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. It is possible that we may be unsuccessful in an interference, resulting in a loss of some portion or all of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

Risks Related to Our Business

We are depending heavily on the success of our CoStar stent. If we are unable to successfully commercialize our CoStar stent in Europe, the United States or other major markets or experience significant delays in doing so, our ability to generate revenue will be significantly delayed and our business will be harmed.*

We have invested all of our product development time and resources in our drug-eluting stent technology, which we have initially commercialized in the form of our CoStar stent. We anticipate that our ability to generate meaningful revenues will depend on the successful commercialization of our CoStar stent in the European Union and the receipt of regulatory approvals in the United States and other major markets.

The commercial success of our CoStar stent in Europe will depend upon manufacturing commercial supplies, successfully launching the product and acceptance of the product by the medical community and third-party payors as clinically useful, cost-effective and safe. The results of ongoing and future clinical trials such as our pivotal U.S. clinical trial, Costar II, could adversely affect our ability to commercialize our CoStar stent in Europe if the results of these trials are unsatisfactory. Although our CoStar stent has received CE Mark approval in the European Union, if the data from our clinical trials is not satisfactory, we may not proceed with our planned filing of applications for regulatory approvals in the United States or other major markets, or we may be forced to delay the filings. Even if we file an application for approval with satisfactory clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our CoStar stent for very limited purposes with many restrictions on its use, may delay approvals, or ultimately may not grant marketing approval for our CoStar stent. Even if we do receive FDA or other foreign regulatory approval, we may be unable to successfully commercialize our CoStar stent in the United States or other major markets, and our ability to generate revenue will be significantly impaired.

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

We depend on third-party suppliers for our stent components and the manufacturing components used in our stents. The loss of these suppliers could delay or prevent commercialization or delay our clinical trials of our stents.*

We rely on third parties to supply us with the critical components used in our stents.

We do not have long-term contracts with many of these third-party suppliers, including the suppliers of our stent delivery catheters, polymers or the cobalt chromium tubing and laser-precision cutting process required to produce our stents. In addition, we do not have long-term contracts with our third-party suppliers of the equipment and components that are used in our manufacturing process. Except for the suppliers of our laser-cut stents and stent delivery catheters, none of our suppliers have agreed to maintain a guaranteed level of production capacity. Furthermore, suppliers that have guaranteed a level of production capacity may still be unable to satisfy our supply needs. If any of our suppliers are unable to meet our demand, our ability to manufacture our stents may be impaired. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments to us.

Establishing additional or replacement suppliers for these components may take a substantial amount of time. We may also have difficulty obtaining similar components from other suppliers that meet our specifications. Furthermore, we may be required to obtain regulatory clearance from the FDA or foreign regulatory authorities to use different suppliers or components. As a result, regulatory approval of our stents may not be received on a timely basis or at all, which may delay completion of our clinical trials or commercialization of our stents, including our CoStar stent.

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

If our CoStar stent does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate meaningful product revenue and we may not become profitable.

In addition, recent reports in the media and at medical conferences have highlighted blood clots that occur after the cessation of anti-platelet therapy or “late stent thrombosis” as a serious complication resulting from the implantation of drug-eluting stents. If late stent thrombosis were to become recognized as a significant safety concern after drug-eluting stent implantation, then the revenue opportunities for the sale of drug-eluting stent products could be reduced or eliminated.

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

We are dependent upon our distributors to market and sell our CoStar stent internationally, and if our relationships with our distributors do not progress as anticipated or our agreements with our distributors are not renewed or are terminated, our commercialization efforts could be curtailed or delayed and our operations adversely affected.*

We do not have a sales organization and have no experience as a company in the sales, marketing and distribution of drug-eluting stents or any other medical devices. To market and sell our CoStar stent internationally, we have entered into distribution agreements with third parties and have derived all of our product revenues to date from our distribution agreements. Our existing distribution agreements are generally short-term in duration, and we or our distributors may elect not to renew the agreements. Under our distribution agreements, we are required to, among other things, obtain and maintain certain regulatory approvals, meet a minimum shelf life for our CoStar stent, provide sufficient quantities of our CoStar stent to meet forecasts as well as to perform certain other commercial obligations and pay certain fees, costs and expenses. Our failure to perform our obligations under our distribution agreements may result in our distributors electing to terminate their respective agreements with us. For example, the current shelf life of our CoStar stent does not meet the minimum shelf life specified in our distribution agreements with Biotronik AG and affiliates of St. Jude Medical, Inc. If our relationships with our distributors do not progress as anticipated or our distribution agreements are not renewed or are terminated, our commercialization efforts could be curtailed or delayed and our operations adversely affected. In addition, we may not be successful in entering into distribution agreements with alternative distributors on favorable terms, or at all, which could substantially impair our ability to generate product revenues.

If our distributors’ sales and marketing efforts are not successful or if we are unable to establish sales and marketing capabilities, our business may be harmed.*

Under the terms of our distribution agreements, our distributors, or their sub-distributors, are responsible for the marketing and selling of our CoStar stent in their respective territories. None of our distributors have prior experience marketing and selling drug-eluting stents. We do not know whether our distributors’ sales and marketing efforts, or the sales and marketing efforts of any sub-distributors, will be successful. In addition, from one quarter to another quarter our product sales may decrease due to fluctuating inventory stocking patterns of our distributors or our distributors’ sub distributors. Furthermore, some of our existing or future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. If the sales and marketing strategies of our distributors are not successful, our business, financial condition and results of operations would be harmed.

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

For example, Johnson & Johnson and Boston Scientific, two companies with far greater financial and marketing resources than we possess, have both developed, and are actively marketing, drug-eluting stents which have been approved by the FDA. In addition, in August 2005, Medtronic Inc. commercially launched its Endeavor™ drug-eluting coronary stent in the European Union. We may be unable to demonstrate that our CoStar stent or our other product candidates offer any advantages over Johnson & Johnson’s CYPHER™ stent, Boston Scientific’s TAXUS™ Express2™ stent or Medtronic’s Endeavor™ stent. In addition, in September 2005, Boston Scientific announced that it had received CE Mark approval for commercial sale of its TAXUS™ Liberte™ paclitaxel-eluting coronary stent system. A number of other companies such as Biosensors International Group, Ltd.’s Netherlands-based subsidiary, Occam International B.V., and Sorin Biomedica S.p.A. have also commercially launched drug-eluting stents in Europe. Abbott Laboratories is also developing a drug-eluting stent. In January 2006, Guidant announced that it received CE Mark approval for its Xience™ V Everolimus-Eluting Coronary Stent System and plans to launch the device. In addition, Guidant has announced that it completed enrollment in its SPIRIT II and SPIRIT III clinical trials. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

Our competitors may:

•	develop and patent processes or products earlier than we do;

•	obtain regulatory approvals for competing products more rapidly than we do; and

•	develop more effective, more innovative or less expensive products or technologies that render our technology or product candidates obsolete or non-competitive.

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

If we fail to obtain an adequate level of reimbursement for our CoStar stent by third-party payors, there may be no commercially viable markets for our CoStar stent or the markets may be much smaller than expected.*

The availability and levels of reimbursement by governmental and other third-party payors affect the market for our CoStar stent. The efficacy, safety, performance and cost-effectiveness of our CoStar stent and of any competing products will determine the availability and level of reimbursement. If we are not able to obtain an adequate level of reimbursement for our CoStar stent by government sponsored healthcare or private insurance, the market may be much smaller than we expect. In addition, reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, even those in the European Union where our CoStar stent has received CE Mark approval, we may be required to produce additional clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. For example, we do not yet have reimbursement approvals in France, and we may never obtain these approvals. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our CoStar stent in the international markets in which those approvals are sought, including in the European Union.

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

If we are unable to manage our expected growth, we may not be able to successfully commercialize our CoStar stent and other product candidates.*

We expect to rapidly expand our operations and grow our research and development, product development and administrative operations. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational and financial resources. In particular, the commencement of our U.S. pivotal clinical trial and our GENESIS and RAPID trials has consumed a significant portion of management’s time and our financial resources, and we expect that our U.S. pivotal clinical trial in particular will continue to consume a significant portion of management’s time and our financial resources. To manage any further growth and to commercialize our CoStar stent in the European Union, the United States and other major markets, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

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

The clinical results we have reported to date may not be indicative of future clinical results.*

The clinical results that we have reported to date are limited to four- and twelve-month follow-up data from our PISCES study, six- and twelve-month follow-up data from our EuroSTAR trial, and four- and twelve-month follow-up data from our COSTAR I trial. Our U.S. pivotal clinical trial, COSTAR II, will require at least eight-month follow-up data. While the stainless steel, paclitaxel-eluting stent has shown favorable results after twelve months in our PISCES study and our CoStar stent has shown favorable results after twelve months in our COSTAR I trial and our EuroSTAR trial, it is possible that the long-term results we obtain with our CoStar stent in our U.S. pivotal clinical trial may not show similar effectiveness. Moreover, it is possible that the results we obtain with our Corio and SymBio stents, which incorporate pimecrolimus, may not show adequate levels of safety and clinical effectiveness. In addition, any pre-clinical or clinical tests may fail to produce results satisfactory to the FDA or foreign regulatory authorities.

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

We intend to initiate a direct stenting registry in the United States in the first half of 2007. The charter for the COSTAR II DSMC calls for the DSMC to review the 30-day outcomes for all patients enrolled into the single-vessel arm of the

COSTAR II trial before the DSMC will provide a recommendation for initiation of the direct stenting registry based on its review of patient data. The DSMC has reviewed preliminary data for the first 1,200 patients in the COSTAR II trial and advised us that the rates of clinical events reported in the COSTAR II trial as of the time of its review were within expectations and we could continue to enroll all 1,700 patients. The DSMC also indicated that the direct stenting registry should not be initiated at this time, and that the DSMC intends to provide a recommendation with respect to the registry with its next planned follow-up review, which is scheduled to occur once the DSMC has received the 9-month outcomes for all patients enrolled in the trial. We cannot predict the timing or outcome of the DSMC’s recommendations with respect to the U.S. direct stenting registry.

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

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have a limited operating history. As of June 30, 2006, we had an accumulated deficit of $132.9 million. We have incurred net losses in each year since our inception in 1999. We expect to continue to incur operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

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

We believe that our current cash and cash equivalent balances, as well as the interest we earn on these balances and revenues from anticipated product sales, will be sufficient to meet our anticipated cash requirements through at least the first half of 2008. However, our future funding requirements will depend on many factors, including:

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

Risks Related to Our Industry

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.*

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

Recently, the Centers for Medicare and Medicaid Services, the agency responsible for Medicare funding in the U.S., has reduced reimbursement for drug-eluting stent procedures. Such reduction in reimbursement may materially reduce the revenue opportunities for the sale of drug-eluting stents.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over our affairs.*

Our executive officers, current directors and holders of five percent or more of our common stock, as of June 30, 2006, beneficially owned approximately 25.2% of our common stock. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

In addition, from time to time, we publicly announce (including in this Quarterly Report on Form 10-Q) the estimated timing of the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones include the enrollment of patients in our clinical trials, the release of data from our clinical trials and other clinical and regulatory events, including the submission to the FDA of a PMA for our CoStar stent and estimated timing of FDA approval. If we do not achieve our projected development goals in the time frames we announce and expect, our stock price may decline. In addition, during the course of our legal proceedings and lawsuits, we may publicly announce the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock. A decline in the market price of our common stock could cause you to lose some or all of your investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

If there are substantial sales of our common stock, our stock price could decline.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of August 1, 2006, we had 37,576,645 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume, manner of sale and other limitations under Rule 144 or Rule 701 and vesting in the case of early exercised options, other than shares subject to the lock-up agreements that we, our executive officers, directors and certain other stockholders entered into with the underwriters of our public offering that we completed on August 1, 2006. These lock-up agreements generally expire on October 25, 2006.

In July 2006, we filed a shelf registration statement pursuant to which we may, after the expiration of the lock-up agreements referred to above, sell shares of our common stock at such times as we have a need for additional capital and when we believe that sales of our common stock provide an appropriate means of raising capital. We have also filed registration statements covering the shares of common stock that are authorized for issuance under our stock option plans and employee stock purchase plan, which can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and restrictions on our affiliates.

In addition, approximately 120 holders of our common stock that are parties to our investor rights agreement have rights with respect to the offering of their shares of our common stock in the public market, subject to limitations and restrictions. If we file a registration statement with the SEC covering their shares of common stock following the expiration of the lock-up agreements referred to above, these holders can immediately sell their shares in the public market without restriction. Under the investor rights agreement, if at any time we propose to file a registration statement covering the offering of our securities under the Securities Act, either for our account or for the account of other securities holders, the holders of these shares are entitled to notice of the proposed filing and, subject to certain exceptions, are entitled to include, at our expense, their shares of our common stock in the registration statement. While we were obligated under the investor rights agreement to provide notice to these holders of the filing of the shelf registration statement in July 2006 and to offer the right to these holders to include their shares in the shelf registration statement, we did not provide the notice required under the investor rights agreement to all of the parties to the investor rights agreement and we did not generally offer to include the shares held by these holders in the shelf registration statement. Only 27 of these holders waived their rights under the investor rights agreement, and, as a result, any holder of our common stock that is a party to the investor rights agreement who has not provided us with a waiver of their rights under the agreement may request that we register such holder’s shares under the Securities Act at our expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-119174), that was declared effective by the SEC on December 13, 2004, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-121224) on December 14, 2004, pursuant to which we and a selling stockholder sold all 6,900,000 shares of our common stock that were registered. We did not receive any portion of the $3.1 million in net proceeds received by the selling stockholder in the offering. Of the $78.1 million in net proceeds received by us in the offering, after deducting offering expenses and underwriting discounts and commissions, as of June 30, 2006:

•	approximately $75.6 million had been used to fund ongoing operations, including the development of our products and our clinical trials and research programs, and for working capital and general corporate purposes; and

•	the remainder of the net proceeds from the offering, approximately $2.5 million, remained invested in liquid money market accounts.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 21, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter:

1. To elect the following two Class II directors to hold office until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and have qualified:

Director Name	Shares Voted For	Voting Authority Withheld
John F. Shanley	25,523,539	1,101,089
Steven B. Gerber, M.D.	26,265,156	359,472

Our Class I directors, Frank Litvack, M.D. and John H. Friedman will each continue to serve on our Board of Directors until our 2008 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class III directors, David M. Clapper, David B. Musket and Carl Simpson, will each continue to serve on our Board of Directors until our 2007 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2. To ratify the selection of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
26,615,940	8,653	35	0

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate.

10.36(4)	International Distribution Agreement, dated April 27, 2006, between Conor Medsystems Ireland Ltd. and Interventional Technologies Ltd.

10.37(5)	2006 Bonus Plan.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(6)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (No. 000-51066), filed with the SEC on March 16, 2004, and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-119174), filed with the SEC on September 22, 2004, as amended, and incorporated herein by reference.
(4)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to the information under the heading, “Item 1.01. Entry into a Material Definitive Agreement” in the Registrant’s Current Report on Form 8-K (File No. 000-51066), filed with the SEC on May 1, 2006.
(6)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

Dated: August 9, 2006