Form 10-Q
period 2006-09-30
CONOR MEDSYSTEMS INC
filed 2006-11-09
CIK 1108271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The registrant had 37,699,021 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2006.

CONOR MEDSYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Conor Medsystems, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$132,543	$78,470
Accounts receivable	5,945	1,168
Inventories, net	6,326	1,886
Prepaid expenses and other current assets	2,213	1,002

Total current assets	147,027	82,526
Property and equipment, net	8,961	5,027
Restricted cash	176	173
Assets held for sale	267	3,400
Other assets	779	944

Total assets	$157,210	$92,070

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,276	$3,163
Accrued compensation	2,746	2,007
Accrued clinical development liabilities	2,536	2,629
Accrued legal expenses	1,495	2,248
Contingent expense recovery	1,316	—
Other accrued liabilities	2,189	2,966

Total current liabilities	12,558	13,013
Liability for early exercise of stock options	149	250
Deferred rent	90	84

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock	—	—
Common stock	37	33
Additional paid-in-capital	287,248	196,973
Deferred stock compensation	—	(15,349)
Accumulated other comprehensive income	36	203
Accumulated deficit	(142,908)	(103,137)

Total stockholders’ equity	144,413	78,723

Total liabilities and stockholders’ equity	$157,210	$92,070

See accompanying notes

Conor Medsystems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product sales	$10,701	$1,045	$26,420	$1,369
Cost of sales	4,786	2,303	13,654	3,144

Gross margin	5,915	(1,258)	12,766	(1,775)
Operating expenses:
Research and development	11,181	7,722	38,322	21,828
General and administrative	6,005	6,375	17,236	16,544

Total operating expenses	17,186	14,097	55,558	38,372

Loss from operations	(11,271)	(15,355)	(42,792)	(40,147)
Interest income	1,256	841	2,567	2,309
Other income (expenses), net	(43)	(49)	454	(297)

Net loss	$(10,058)	$(14,563)	$(39,771)	$(38,135)

Basic and diluted net loss per share	$(0.28)	$(0.44)	$(1.15)	$(1.16)

Shares used to compute basic and diluted net loss per share	36,170	33,170	34,436	32,903

See accompanying notes

Conor Medsystems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(39,771)	$(38,135)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,123	683
Recognition of employee stock-based compensation	11,158	7,147
Loss on disposal of property and equipment	5	66
Issuance of stock options to consultants for services	1,757	1,990
Changes in operating assets and liabilities:
Accounts receivable	(4,616)	(1,028)
Inventories	(4,665)	(1,447)
Prepaid expenses and other current assets	(1,205)	(87)
Other assets	3,298	(560)
Accounts payable	(952)	1,374
Accrued compensation	718	944
Accrued clinical development liabilities	(93)	280
Accrued legal expenses	(752)	705
Contingent expense recovery	1,316	—
Other accrued liabilities	(820)	1,735
Deferred rent	6	(59)

Net cash used in operating activities	(33,493)	(26,392)

Cash flows from investing activities
Transfers to restricted cash	(3)	(2)
Capital expenditures	(5,292)	(3,109)

Net cash used in investing activities	(5,295)	(3,111)

Cash flows from financing activities
Proceeds from issuance of common stock	92,671	8,977
Repurchase of common stock	(32)	—

Net cash provided by financing activities	92,639	8,977

Effect of exchange rate changes on cash and cash equivalents	222	(8)

Net increase (decrease) in cash and cash equivalents	54,073	(20,534)
Cash and cash equivalents at beginning of period	78,470	117,676

Cash and cash equivalents at end of period	$132,543	$97,142

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

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in the Hague, Netherlands, seeking: a declaration that its CoStar stent infringes European Patent No. (EP) 0 706 376 B1 (which is owned by Angiotech and licensed to Boston Scientific) in the Netherlands and other countries designated in EP 0 706 376 B1; an order that the Company and its affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that the Company not use its CE marketing approval for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring the Company to withdraw all information and documentation concerning the clinical trials it has conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring the Company to pay 2,460 euros per sale of its CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that the Company does not comply; an order that the Company indemnify Boston Scientific and Angiotech or surrender its profit on sales of its CoStar stent in countries covered by EP 0 706 376 B1; and an order that the Company pay the costs of the proceedings. The Company intends to vigorously defend itself in these proceedings. In addition, on May 3, 2006, the District Court in The Hague, Netherlands handed down its judgment in the legal proceedings initiated by Boston Scientific and Angiotech against Sahajanand Medical Technologies, Inc. (“SMT”) ruling that EP 0 706 376 B1 is valid, and that the SMT stent infringes the patent. This ruling may adversely affect the Company’s proceedings in the Netherlands. If the Company does not succeed in either invalidating EP 0 706 376 B1 or in establishing that the patent is not infringed by its CoStar stent, the Company will not be able to commercialize its CoStar stent in the Netherlands without a license from Boston Scientific, which may not be available to the Company on acceptable terms, or at all. A trial on the merits in these proceedings is currently scheduled for June 8, 2007. The continuation of these proceedings, however, is largely dependent on the outcome of the nullity proceedings (described below) held on October 27, 2006 that were initiated by the Company against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of EP 0 706 376 B1. The Company is unable to predict the outcome of these proceedings.

On October 26, 2005, the Company initiated nullity proceedings against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of the EP 0 706 376 B1 patent that is the subject of the legal proceedings asserted against the Company in the Netherlands by Boston Scientific and Angiotech. The Court has joined Boston Scientific as a defendant to this action at Boston Scientific’s request. Angiotech has counterclaimed for infringement of the patent. The Company is claiming that the patent is invalid based on prior art, the claims are not enabled by the patent specification and on other grounds. A trial on the merits in these proceedings occurred on October 27, 2006. A decision on the merits in this case is expected on December 20, 2006. The Company is unable to predict the outcome of these proceedings.

On November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc. (“Scimed”) initiated legal proceedings against the Company in the District Court for the District of Delaware seeking a judgment, among other things, that its CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, that the Company has infringed the patent, preventing the Company from commercializing its CoStar stent in the United States, requiring the Company to pay damages, adjudging that the Company’s infringement was willful and trebling all damages awarded and requiring the Company to pay attorney fees, costs and expenses. The Company intends to vigorously defend itself in this proceeding. The motion to stay filed by the Company in January 2006 was denied, and a trial on the merits in these proceedings is currently scheduled for October 15, 2007. The Company is unable to predict the outcome of these proceedings.

On May 4, 2006, Schneider (Europe) GmbH (“Schneider”), one of the Boston Scientific group of companies, initiated legal proceedings against Conor Medsystems Ireland Limited, or Conor Ireland, the Company’s wholly-owned subsidiary, in the High Court of Ireland alleging that the Company’s CoStar stent infringes the EP 0 650 740 B1 patent owned by

Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages or an accounting of profit, costs and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking the Company’s CoStar stent or any other products that infringe Schneider’s patent in Ireland. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. The Company intends to vigorously defend Conor Ireland in these proceedings. No trial date has been set for these proceedings.

Based on litigations against the Company to date and the fact that the Company may pose a competitive threat to large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, and the prolific litigation that has occurred in the stent industry, the Company believes that it is highly likely that additional patent infringement claims will be asserted against it with respect to the manufacture, use, offer for sale or sale of the Company’s CoStar, SymBio, Corio or other stents based on one or more of these or other patents. The Company has received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to the Company’s operations or its stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, the Company from commercializing its CoStar, SymBio, Corio or other stents and may seek damages from the Company, and would likely be expensive for the Company to defend. In addition, a lawsuit could seek to enjoin, or prevent the Company’s distributors from commercializing the Company’s CoStar, SymBio, Corio or other stents. If a third party brings suit against the Company’s distributors it could materially affect the Company’s ability to generate revenue. The Company believes that it is unlikely that it would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which the Company competes or would compete directly. In addition, the Company’s competitors have significant resources to devote to litigation against the Company, and the Company may need to expend significant resources to defend against such litigation. The Company could require significant additional funds to bear the costs of this litigation, regardless of whether the Company prevails. The Company’s ability to continue to operate under its current operating plan could be impaired if such funds are not available. Since the Company’s costs in connection with any such litigation will vary greatly depending on the nature and timing of the litigation, it is not possible for the Company to estimate the effect of such costs on its financial condition and results of operations. Amounts ultimately payable, if any, resulting from an adverse outcome of any of these matters cannot be reasonably estimated at this time.

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

Foreign Currency Translation

The functional currency of the Company’s Ireland and United Kingdom subsidiaries are the euro and the pound sterling, respectively. Foreign assets and liabilities are translated into U.S. dollars at the quarter-end exchange rates, while the statement of operations is translated using average exchange rates in effect during the reporting periods. Gains and losses from foreign currency transactions are included in the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2006 and 2005, gains from foreign currency transactions were $0.2 million and losses were $49,000, respectively. For the nine months ended September 30, 2006 and 2005, gains from foreign currency transactions were $0.8 million and losses were $0.3 million, respectively. Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

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

Assets Held for Sale

In November 2005, the Company purchased substantially all of the assets of Phytogen Life Sciences Inc., including its inventory of finished paclitaxel. As of September 30, 2006, the Company had sold most of the assets acquired in the transaction and anticipates selling the remainder of the assets acquired in the transaction, except for certain laboratory equipment and an amount of finished paclitaxel that it believes will be sufficient to meet its investigational and commercial needs. The Company accounted for this transaction as an acquisition of assets and is carrying these assets at their expected sales price (estimated fair value), less direct costs to sell.

In September 2006, the Company recognized an asset impairment charge of $0.3 million on the assets held for sale, which was included in other income (expenses), net, in the accompanying unaudited condensed consolidated statements of operations.

Follow-on Public Offering

On August 1, 2006, the Company completed the sale of 3,500,000 shares of its common stock at a public offering price of $27.50 per share. Net cash proceeds from the public offering were $89.9 million, after deducting underwriting discounts and other offering expenses.

Comprehensive Loss

Comprehensive loss was comprised of net loss and foreign currency translation adjustments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(10,058)	$(14,563)	$(39,771)	$(38,135)
Foreign currency translation adjustments, net of tax	17	30	(168)	154

Comprehensive loss	$(10,041)	$(14,533)	$(39,939)	$(37,981)

2. Stock-Based Compensation

As of September 30, 2006, the Company had three share-based compensation plans: the 2004 Equity Incentive Plan, the 2004 Non-Employee Directors’ Stock Option Plan and the 2004 Employee Stock Purchase Plan, each of which is described below. The compensation expense for those plans included in the unaudited condensed consolidated statements of operations was $3.9 million and $3.3 million for the three months ended September 30, 2006 and 2005, respectively. The compensation expense for those plans included in the unaudited condensed consolidated statements of operations was $12.6 million and $9.1 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, $0.3 million of stock based compensation remained capitalized in inventory and is expected to be charged into cost of goods sold during the fourth quarter.

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

As a result of adopting SFAS 123R as of January 1, 2006, the Company reversed the remaining balance of deferred compensation of $15.3 million to additional paid-in-capital and began expensing share-based compensation. The Company’s net loss for the three months ended September 30, 2006 was $2.5 million higher than if the Company had continued to account for share-based compensation under APB 25. The Company’s net loss for the nine months ended September 30, 2006 was $6.7 million higher than if the Company had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s share-based compensation plans during the three and nine month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the vesting periods of the options. The Company recognized the compensation expense of all share-based awards on a straight-line basis over the vesting period of the award.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Net loss - as reported	$(14,563)	$(38,135)
Add: Stock-based employee compensation expense included in reported net loss	2,397	7,147
Deduct: Stock-based employee compensation expense determined under the fair value method	(3,176)	(8,601)

Net loss - pro forma	$(15,342)	$(39,589)

Basic and diluted net loss per share - as reported	$(0.44)	$(1.16)

Basic and diluted net loss per share - pro forma	$(0.46)	$(1.20)

Stock Option Plans

The 2004 Equity Incentive Plan (the “2004 Plan”) permits the grant of options and other share-based awards to the Company’s employees, directors and consultants. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service).

The Company’s 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) provides for the automatic grant of nonstatutory options to non-employee directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a three-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service).

The fair value of each option awarded to employees and directors is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.81%	3.92%	4.53%	3.83%
Volatility	0.55	0.7	0.55	0.7
Expected life	5 Years	5 Years	5 Years	5 Years

The fair value of each option awarded to non-employee service providers (other than non-employee directors) is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table and is revalued through the vesting date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.65%	4.16%	4.73%	4.04%
Volatility	0.55	0.7	0.55	0.7
Expected life	7.4 Years	8 Years	6.1 Years	9 Years

The Company’s common stock has limited historical information on its stock price volatility. In accordance with the implementation guidance of SFAS 123R, the Company has calculated expected volatility based on the average volatilities of similar companies. For purposes of identifying similar entities, the Company has considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the period of time that options granted are expected to be outstanding. When establishing an estimate of the expected term of an award, the Company considers the vesting period for the award, the historical experience of employee stock option exercises (including post-vesting forfeitures) and a comparison to relevant peer group data.

Compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was based on awards ultimately expected to vest and reflected estimated forfeitures based on an annual rate of 4.7%.

A summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2006 is presented below (in thousands, except for year and per share amounts):

		Options Outstanding and Exercisable			Weighted - Average Remaining Contractual Life (in years)
	Shares Available	Number of Shares	Weighted - Average -Per Share Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2005	1,021	6,077	$5.51	$79,167	8.5

Authorized	1,748	—
Granted	(1,865)	1,865	24.36
Exercised	—	(458)	4.09
Repurchased	48	—	—
Canceled	528	(528)	14.54

Balance at September 30, 2006	1,480	6,956	$9.97	$94,987	8.2

Vested at September 30, 2006		3,257	$2.81	$66,584	7.4

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $12.78 and $10.44, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $9.4 million and $2.9 million, respectively. Cash proceeds from the exercise of stock options were $1.9 million and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, there was $43.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.79 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $9.6 million and $12.6 million, respectively.

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

A summary of the activity under the 2004 Purchase Plan as of September 30, 2006, and the change in shares available for issuance during the nine-month period then ended is presented in the table below (in thousands, except for per share amounts):

Employee Stock Purchase Plan	Shares Available	Average Per Share Purchase Price
Available for issuance at December 31, 2005	443
Increase in authorized for issuance	337
Issued upon purchase	(72)	$12.39

Available for issuance at September 30, 2006	708

As of September 30, 2006, there was $0.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2004 Purchase Plan. The unrecognized compensation cost is expected to be recognized over a period of 2.0 years.

3. Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation Number, or FIN, 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation will require that the Company recognize the effect of a tax position in its financial statements, if there is a greater likelihood than not of the position being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of accumulated deficit. The Company is currently evaluating the impact that FIN 48 will have on its consolidated financial statements.

4. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Historical	2006	2005	2006	2005
Numerator:
Net loss	$(10,058)	$(14,563)	$(39,771)	$(38,135)

Denominator:
Weighted-average common shares outstanding	36,368	33,569	34,678	33,341
Less weighted average shares subject to repurchase	(198)	(399)	(242)	(439)

Denominator for basic and diluted net loss per share	36,170	33,170	34,436	32,903

Basic and diluted net loss per share	$(0.28)	$(0.44)	$(1.15)	$(1.16)

Historical outstanding anti-dilutive securities not included in diluted net loss per share:
Common shares subject to repurchase	178	371	178	371
Options to purchase common stock	6,956	5,901	6,956	5,901

	7,134	6,272	7,134	6,272

5. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$2,578	$851
Work-in-progress	3,748	1,035

Total Inventory	$6,326	$1,886

6. Commitments and Contingencies

Operating Leases

The Company leases certain real and personal property under non-cancelable operating leases. Future minimum payments under these leases as of September 30, 2006 were as follows (in thousands):

Years ending December 31,
2006	$298
2007	1,378
2008	1,254
2009	816
2010	812
Thereafter	1,765

$6,322

In addition to these minimum lease payments, the Company is required to pay its share of operating expenses related to property taxes, insurance and routine maintenance in connection with its facility leases. Rent expense under the operating leases was approximately $0.4 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $1.1 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Legal Contingencies

On February 1, 2005, Angiotech and Boston Scientific (as Angiotech’s licensee) initiated legal proceedings against the Company in the District Court in the Hague, Netherlands, seeking: a declaration that its CoStar stent infringes EP 0 706 376 B1 (which is owned by Angiotech and licensed to Boston Scientific) in the Netherlands and other countries designated in EP 0 706 376 B1; an order that the Company and its affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that the Company not use its CE marketing approval for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring the Company to withdraw all information and documentation concerning the clinical trials it has conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring the Company to pay 2,460 euros per sale of its CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that the Company does not comply; an order that the Company indemnify Boston Scientific and Angiotech or surrender its profit on sales of its CoStar stent in countries covered by EP 0 706 376 B1; and an order that the Company pay the costs of the proceedings. The Company intends to vigorously defend itself in these proceedings. In addition, on May 3, 2006, the District Court in The Hague, Netherlands handed down its judgment in the legal proceedings initiated by Boston Scientific and Angiotech against SMT ruling that EP 0 706 376 B1 is valid, and that the SMT stent infringes the patent. This ruling may adversely affect the Company’s proceedings in the Netherlands. If the Company does not succeed in either invalidating EP 0 706 376 B1 or in establishing that the patent is not infringed by its CoStar stent, the Company will not be able to commercialize its CoStar stent in the Netherlands without a license from Boston Scientific, which may not be available to the Company on acceptable terms, or at all. A trial on the merits in these proceedings is currently scheduled for June 8, 2007. The continuation of these proceedings, however, is largely dependent on the outcome of the nullity proceedings (described below) held on October 27, 2006 that were initiated by the Company against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of EP 0 706 376 B1. The Company is unable to predict the outcome of these proceedings.

On October 26, 2005, the Company initiated nullity proceedings against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of the EP 0 706 376 B1 patent that is the subject of the legal proceedings asserted against the Company in the Netherlands by Boston Scientific and Angiotech. The Court has joined Boston Scientific as a defendant to this action at Boston Scientific’s request. Angiotech has counterclaimed for infringement of the patent. The Company is claiming that the patent is invalid based on prior art, the claims are not enabled by the patent specification and on other grounds. A trial on the merits in these proceedings occurred on October 27, 2006. A decision on the merits of the case is expected on December 20, 2006. The Company is unable to predict the outcome of these proceedings.

EP 0 706 376 B1, one of the Hunter patents, was granted in May 1997 to Angiotech and was initially opposed at the European Patent Office, or EPO, by five parties in a proceeding that commenced in March 1998. The Opposition Division of the EPO issued a decision in August 2000 that revoked the patent based on the unpatentability of a claim directed to the use of paclitaxel generally (without the reference to administration via a stent) to treat angiogenesis over certain prior art references, most notably Patent Cooperation Treaty publication WO 93/11120 filed by Kopia, that generally described in

June 1993 that paclitaxel is an anti-proliferative that is useful in the treatment of restenosis. Angiotech appealed the decision of the Opposition Division to the European Technical Boards of Appeal. In a decision dated April 25, 2003, the European Technical Boards of Appeal sent the proceeding back to the Opposition Division for further consideration of the claims directed to a stent coated with a polymeric material that includes paclitaxel. On March 19, 2005, the Opposition Division rendered a decision allowing certain claims to a stent coated with paclitaxel or its analog or derivative and a polymer. If these proceedings are considered final, the Company may be required to challenge the validity in each European country designated as covered by EP 0 706 376 B1 in which the Company seeks to commercialize its CoStar stent and are sued on this patent. The Company filed a Notice of Intervention on April 28, 2005 and SMT filed a Notice of Intervention on June 17, 2005 seeking to become parties to an appeal of this decision. On November 18, 2005, the European Technical Board of Appeals gave a provisional non-binding opinion that the appeal is inadmissible. The Company appealed the decision of the European Technical Board of Appeals. An oral hearing has been rescheduled for March 14, 2007 by the European Technical Board of Appeals to address this appeal.

On November 8, 2005, Boston Scientific and Scimed initiated legal proceedings against the Company in the District Court for the District of Delaware seeking a judgment, among other things, that the Company’s CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, that the Company has infringed the patent, preventing the Company from commercializing its CoStar stent in the United States, requiring the Company to pay damages, adjudging that the Company’s infringement was willful and trebling all damages awarded and requiring the Company to pay attorney fees, costs and expenses. The Company intends to vigorously defend itself in this proceeding. The motion to stay filed by the Company in January 2006 was denied, and a trial on the merits in these proceedings is currently scheduled for October 15, 2007. The Company is unable to predict the outcome of these proceedings.

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

On March 31, 2005, the Company filed an Application to Revoke Australian Patent Nos. 771815, 728873 and 693797 owned by Angiotech and the University of British Columbia in the Federal Court of Australia (Victoria District Registry), on the basis, among others, that the patents are invalid in light of the state of scientific knowledge as of the priority date of the patents and that they are not enabled for the claimed subject matter. The Company has also asserted that the patents are invalid because both Angiotech and the University of British Columbia are designated as owners of the patent, whereas in the United States on correspondingly similar claims, Angiotech is designated as the sole owner. On February 2, 2006, the Federal Court issued an order allowing the Company to proceed with its claim of invalidity on the basis that the University of British Columbia is not entitled to patents. Angiotech and the University of British Columbia appealed the order and a hearing on the appeal was heard on May 17 and 18, 2006. On October 31, 2006, the Appeal Court set aside the judge’s order on entitlement and decided that the matter must be determined at trial, which is scheduled to begin on February 12, 2007. The Company is unable to predict the outcome of these proceedings. The Company is not currently conducting clinical trials in Australia on its CoStar stent, but the Company may seek to commercialize its CoStar stent in Australia in the future. If the Federal Court of Australia rules that these Australian patents are valid, and in the event that the Company does seek to commercialize its CoStar stent in Australia, then the Company may in the future need to litigate whether the Company infringes any of the valid claims. Alternatively, in the event that the Company does seek to commercialize its CoStar stent in Australia prior to the trial on invalidity of these Australian patents, Angiotech and the University of British Columbia could request that, and the Court could grant that, the issue of infringement be heard at the same trial as the issue of invalidity. If the Company is found to infringe one or more valid claims, then the Company may not be able to commercialize its CoStar stent in Australia without a license from Boston Scientific, which may not be available to it on acceptable terms, or at all.

On May 4, 2006, Schneider initiated legal proceedings against Conor Ireland, in the High Court of Ireland alleging that the Company’s CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages or an accounting of profit, costs and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking the Company’s CoStar stent or any other products that infringe Schneider’s patent in Ireland. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. The Company intends to vigorously defend Conor Ireland in these proceedings. The Company currently uses its facilities in Ireland to manufacture its CoStar stent for commercial sale. No trial date has been set for these proceedings.

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

Product sales were generated through the Company’s wholly-owned subsidiary in Ireland and were attributed to geographic regions based on the location of the distribution partner as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Geographic Sales
Europe	$9,563	$—	$23,705	$—
Asia	1,138	1,045	2,715	1,369

Total Product Sales	$10,701	$1,045	$26,420	$1,369

8. Subsequent Events

In October 2006, the Company entered into an agreement to execute a lease upon the completion of the build-out of certain leasehold improvements in a facility adjacent to the Company’s current Athlone, Ireland facilities. The lease will be for an additional 25,000 square feet of manufacturing and office space and will have a term of 20 years.

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

With respect to potential U.S. regulatory approval of our CoStar stent, we submitted an investigational device exemption, or IDE, application to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2005 for our U.S. pivotal clinical trial, COSTAR II, and in March 2005, we received conditional approval of our IDE application. The first patient was enrolled in the trial in May 2005. In December 2005, we received approval from the FDA to expand enrollment in the COSTAR II trial to the full cohort of 1,700 patients, and we completed enrollment of all 1,700 patients in April 2006. If the clinical trial proceeds as scheduled and the outcome of this clinical trial is favorable, we anticipate submitting an application for marketing approval with the FDA in 2007 and, if the FDA agrees that we have established the safety and effectiveness of our CoStar stent, we expect to receive regulatory approval for our CoStar stent in the United States in late 2007 or early 2008. We could be delayed by adverse results or regulatory complications, and we may never achieve U.S. regulatory approval.

If we obtain the necessary regulatory approvals, we plan to pursue commercialization of our CoStar stent in the United States with our own sales force and internationally through distribution arrangements. Our wholly-owned subsidiary, Conor Medsystems Ireland Limited, or Conor Ireland, has entered into an agreement with Biotronik AG to distribute our CoStar stent in countries outside of the United States, Japan, Australia, New Zealand and Korea and certain other countries. In April 2006, Conor Ireland entered into an agreement, which was amended in September 2006, with Interventional Technologies Limited, or IVT, under which IVT is the exclusive distributor of the Company’s CoStar stent in India, Pakistan, Bangladesh, Sri Lanka, Kenya, and Tanzania. This agreement supersedes and replaces the agreement entered into with IVT in July 2004. Conor Ireland has also entered into agreements with affiliates of St. Jude Medical, Inc. to distribute our CoStar stent in Japan, Korea, New Zealand and Australia. A decision to seek regulatory approval of, or to sell, our CoStar stent has not yet been made in respect to all of these countries.

In March 2006, pursuant to the terms of our agreement with Novartis Pharma AG, we exercised our option to obtain a worldwide, non-exclusive license from Novartis to develop, manufacture and commercialize products that use our vascular delivery stent systems, including our drug-eluting reservoir-based cobalt chromium stent, for the local delivery of pimecrolimus. In May 2006, we initiated the GENESIS trial, which is a multi-center, randomized, three-arm non-inferiority pivotal study designed to compare our Corio, our SymBio, and our CoStar stent, and we began enrollment in this trial in October 2006. In May 2006, we initiated the RAPID trial, which is a prospective, open-label, multi-center registry designed to evaluate our Corio stent for safety and effectiveness, and we expect to begin enrollment in 2007. Patients enrolled in this trial will receive a reduced duration of dual anti-platelet therapy. In addition, we entered into a feasibility agreement with Biotronik to evaluate a bioresorbable reservoir-based stent incorporating Biotronik’s absorbable metal to enable tailored drug release kinetics for the treatment of restenosis and other vascular disorders. We are also investigating the applicability of our stent technology to the treatment of an acute myocardial infarction, or AMI, commonly known as a heart attack.

We were incorporated in Delaware in October 1999 and have a limited operating history. We have incurred net losses each year. We anticipate that we will continue to incur net losses for the next several years as we develop new products, expand our clinical development team and corporate infrastructure and, assuming we receive FDA approval, prepare for the potential U.S. commercialization of our CoStar stent. We currently have no products approved for sale in the United States. We have financed our operations primarily through private placements of preferred stock and convertible promissory notes, as well as through our public offerings of our common stock. On August 1, 2006, we completed a follow-on public offering of 3,500,000 shares of our common stock at a public offering price of $27.50 per share. Net cash proceeds from the public offering were $89.9 million, after deducting underwriting discounts and other offering expenses.

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

Stock-Based Compensation – Adoption of SFAS 123R

We adopted SFAS 123R effective January 1, 2006 which requires the recognition of stock-based compensation at fair value in our statements of operations. We adopted SFAS 123R under the modified prospective transition method and therefore we have not restated results for prior periods. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to estimate the fair value of the stock options granted. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. As of September 30, 2006, there was $43.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under our stock option plans. We expect to recognize the unrecognized compensation cost over a weighted-average period of 2.79 years.

Under SFAS 123R, our estimate of compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Because our initial public offering occurred on December 14, 2004, there is limited historical information available to support our estimate of certain assumptions required to value our stock options. The value of a stock option is derived from its potential for appreciation. Therefore, the more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Our common stock has limited historical information on its stock price volatility. In accordance with the implementation guidance in SFAS 123R, we have therefore calculated expected volatility based on the average volatilities of similar companies. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including post-vesting forfeitures) and a comparison to relevant peer group data. As a result of using estimates, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to estimate the value of stock based awards granted in future periods.

Results of Operations

Three and Nine Months Ended September 30, 2006 and 2005

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

Product sales were $10.7 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively. Product sales were $26.4 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively. The increases in both periods were primarily due to sales of our CoStar stent in many of the countries in the European Union following commercial launch of our CoStar stent in February 2006.

Cost of Sales

Cost of sales is composed of the material, labor, non-cash stock-based compensation, overhead and transportation costs of production and variances associated with inefficiencies in manufacturing. Our cost of sales has been and will continue to be affected by a variety of factors, including product manufacturing start-up costs, manufacturing efficiencies, pricing by suppliers, yield and scrap, and production volumes. We expect that as our production processes mature and volumes increase, our cost of sales as a percentage of product sales will decline. Cost of sales was 45 percent and 220 percent of product sales for the three months ended September 30, 2006 and 2005, respectively. Cost of sales was 52 percent and 230 percent of product sales for the nine months ended September 30, 2006 and 2005, respectively.

Cost of sales was $4.8 million and $2.3 million for the three months ended September 30, 2006 and 2005, respectively. Cost of sales was $13.7 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively. During each of the three and nine months ended September 30, 2006, cost of sales grew as revenue increased primarily as a result of the commercialization of our CoStar stent in the European Union. Cost of sales included non-cash stock-based compensation expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively. There was no non-cash stock-based compensation expense included in cost of sales for the three and nine months ended September 30, 2005. Cost of sales for the three and nine months ended September 30, 2006 and 2005 is representative of the production costs and variances associated with the early commercialization of our CoStar stent. The cost of sales for the three and nine months ended September 30, 2006 is not necessarily indicative of production costs in future periods.

Research and Development Expenses

Our research and development expenses primarily consist of clinical and regulatory expenses, including pre-clinical and clinical trial costs and the cost of manufacturing clinical supplies. Research and development costs also consist of employee compensation, supplies and materials, consultant services, facilities, and non-cash stock-based compensation. We expect our research and development expenses to increase significantly as we complete the development of our CoStar stent, continue the development of our Corio and Symbio stents, develop new catheter systems, research new product opportunities, conduct additional clinical trials and hire additional employees. If our COSTAR II trial proceeds as currently planned, we anticipate that it will cost at least $6.1 million to complete. As of September 30, 2006, we had expended $30.7 million in research and development expenses for our EuroSTAR and COSTAR II trials. In addition, in May 2006, we initiated the GENESIS and RAPID clinical trials. The GENESIS trial is designed to compare our Corio, SymBio and CoStar stent systems, and we began enrollment in this trial in October 2006. The RAPID trial is designed to evaluate our Corio stent system for safety and effectiveness, and we expect to begin enrollment in 2007. Patients enrolled in this trial will receive a reduced duration of dual anti-platelet therapy.

Research and development expenses were $11.2 million and $7.7 million for the three months ended September 30, 2006 and 2005, respectively. Research and development expenses included non-cash stock-based compensation expense of $2.0 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively. The $3.5 million increase was primarily due to increases in clinical trial expenses of $1.7 million, increases in payroll and related expenses of $1.0 million, increases in non-cash employee stock-based compensation expenses of $1.2 million, decreases in non-cash non-employee stock-based compensation expenses of $0.7 million, and net increases in other expenses of $0.3 million.

Research and development expenses were $38.3 million and $21.8 million for the nine months ended September 30, 2006 and 2005, respectively. Research and development expenses included non-cash stock-based compensation expense of $6.7 million and $3.8 million for the nine months ended September 30, 2006 and 2005, respectively. The $16.5 million increase was primarily due to increases in clinical trial expenses of $9.7 million, increases in non-cash employee stock-based compensation expenses of $3.1 million, increases in payroll and related expenses of $2.9 million, decreases in non-cash non-employee stock-based compensation expenses of $0.1 million, and net increases in other expenses of $0.9 million.

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

General and administrative expenses were $6.0 million and $6.4 million for the three months ended September 30, 2006 and 2005, respectively. General and administrative expenses included non-cash stock-based compensation expense of $1.9 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively. The $0.4 million decrease was primarily due to decreases in professional services for legal, audit and other consulting services of $0.7 million and net decreases in trade show, promotional, franchise tax and other expenses totaling $0.1 million. These decreases were partially offset by net increases in payroll expenses of $0.3 million and non-cash employee stock-based compensation expenses of $0.1 million.

General and administrative expenses were $17.2 million and $16.5 million for the nine months ended September 30, 2006 and 2005, respectively. General and administrative expenses included non-cash stock-based compensation expense of $5.4 million and $5.3 million for the nine months ended September 30, 2006 and 2005, respectively. The $0.7 million increase was primarily due to increases in payroll expenses of $1.0 million and increases in non-cash employee stock-based compensation expenses of $0.1 million. These increases were partially offset by decreases in professional services for legal, audit and other consulting services of $0.4 million.

Interest Income

Interest income was $1.3 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $2.6 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively. The increases in both periods were primarily due to higher cash balances resulting from our follow-on public offering which closed in August 2006.

Other Income (Expenses), Net

Other (expenses), net was $43,000 compared to other (expenses), net of $49,000 for the three months ended September 30, 2006 and 2005, respectively. The other (expenses), net for the three months ended September 30, 2006, was primarily due to an asset impairment charge of $0.3 million, partially offset by foreign currency gains of $0.2 million.

Other income, net, was $0.5 million compared to other (expenses), net of $0.3 million for the nine months ended September 30, 2006 and 2005, respectively. The change from other (expenses), net to other income, net for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, was primarily due to foreign currency gains of $0.8 million, which were partially offset by an asset impairment charge of $0.3 million, which was included in other (expenses), net.

Liquidity and Capital Resources

We have incurred losses since our inception in October 1999 and, as of September 30, 2006, we had an accumulated deficit of $142.9 million. We have funded our operations to date principally from proceeds from our public offerings of common stock and private placements of equity securities and convertible promissory notes, raising aggregate net proceeds of $255.8 million through September 30, 2006.

On August 1, 2006, we completed a follow-on public offering of 3,500,000 shares of our common stock at a public offering price of $27.50 per share. Net cash proceeds from the public offering were $89.9 million, after deducting underwriting discounts and other offering expenses.

As of September 30, 2006, we did not have any outstanding or available debt financing arrangements, we had working capital of $134.5 million and our primary source of liquidity was $132.5 million in cash and cash equivalents. Pending their ultimate use, we currently invest these funds in demand deposit and liquid money market accounts.

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.5 million during the nine months ended September 30, 2006. Net cash used in operating activities during the nine months ended September 30, 2006 primarily reflected the net loss of $39.8 million plus increased accounts receivable of $4.6 million, increased inventories of $4.7 million, increased prepaids and other current assets of $1.2 million, decreased accounts payable of $1.0 million, decreased other accrued liabilities of $0.8 million and decreased accrued legal expenses of $0.8 million. The increases in net cash used in operating activities was partially offset by non-cash employee stock-based compensation expense of $11.2 million, non-employee stock-based compensation expense of $1.8 million, depreciation and amortization of $1.1 million, decreased other assets of $3.3 million, a contingent expense recovery of $1.3 million and increased accrued compensation of $0.7 million.

Net cash used in operating activities was $26.4 million during the nine months ended September 30, 2005. The net cash used in operating activities during the nine months ended September 30, 2005 primarily reflected the net loss of $38.1 million, partially reduced by non-cash employee stock-based compensation expense of $7.1 million and non-employee stock-based compensation expense of $2.0 million, increased accrued liabilities for legal expenses of $0.7 million, increased inventories of $1.4 million, net changes in other operating assets and liabilities of $1.2 million, depreciation and amortization of $0.7 million, and increased clinical development liabilities of $0.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $5.3 million and $3.1 million, respectively, which resulted primarily from capital expenditures for property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2006 was $92.6 million, primarily due to our follow-on public offering in August 2006. Net cash provided by financing activities for the nine months ended September 30, 2005 was $9.0 million, primarily due to the exercise of the over-allotment option in January 2005 by the underwriters of our initial public offering.

Operating Capital and Capital Expenditure Requirements

As of September 30, 2006, we had not achieved profitability. We anticipate that we will continue to incur net losses for the next several years as we prepare for the potential U.S. commercialization of our CoStar stent, develop new products and expand our clinical development team and corporate infrastructure. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues or raise additional capital to achieve profitability.

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

We anticipate spending at least $4.1 million over the next year for clinical trials to seek to obtain regulatory approvals of our CoStar stent. We estimate that the development of any new product candidates will cost between $15.0 million and $25.0 million per product candidate and will take up to four years or longer to complete. We expect to fund the development of potential product candidates with our existing cash and cash equivalent balances, or with cash received from sales of our products and securities.

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements that involve risks and uncertainties, and the actual results could vary as a result of a number of factors, including the risk factors discussed under Part II, Item 1A below. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

In addition to the lawsuits that we are involved in, there are currently well over 20 lawsuits pending in the United States and Europe involving claims of patent infringement by Boston Scientific, Johnson & Johnson, Medtronic, Guidant, Medinol, or others. We could be sued on any of the patents now in third-party litigation or on other patents. In the United States alone, there are currently over 3,000 stent patents and over 1,500 patents that include the terms “catheter” and “stent” in the claims. There are over 4,100 patents that include the terms “catheter” and “balloon” in the claims. These numbers demonstrate that this is an area of technology characterized by a very large number of patents that are directed to almost every aspect of stent manufacture, design and use. If we infringe any of these patents and the patents are found to be valid, we will not be able to commercialize our products without a license, which may not be available on acceptable terms or at all, and we may become obligated to pay substantial damage awards with respect to prior sales of our products.

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

On February 1, 2005, Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation (as Angiotech’s licensee) initiated legal proceedings against us in the District Court in the Hague, Netherlands, seeking: a declaration that our CoStar stent infringes European Patent No. (EP) 0 706 376 B1 (which is owned by Angiotech and licensed to Boston Scientific) in the Netherlands and other countries designated in EP 0 706 376 B1; an order that we and our affiliates cease any infringement of EP 0 706 376 B1 in the Netherlands and other designated European countries; an order that we not use our CE marketing approval for three years or for a period of time which the District Court deems appropriate and/or at the choice of Boston Scientific and Angiotech; an order requiring us to withdraw all information and documentation concerning the clinical trials we have conducted in the Netherlands from all relevant regulatory authorities worldwide; an order requiring us to pay 2,460 euros per sale of our CoStar stent in Europe or, at the choice of Boston Scientific and Angiotech, 2,460 euros per day that we do not comply; an order that we indemnify Boston Scientific and Angiotech or surrender our profit on sales of our CoStar stent in countries covered by EP 0 706 376 B1; and an order that we pay the costs of the proceedings. We intend to vigorously defend ourselves in these proceedings. In addition, on May 3, 2006, the District Court in The Hague, Netherlands handed down its judgment in the legal proceedings initiated by Boston Scientific and Angiotech against SMT ruling that EP 0 706 376 B1 is valid, and that the SMT stent infringes the patent. This ruling may adversely affect our proceedings in the Netherlands. If we do not succeed in either invalidating EP 0 706 376 B1 or in establishing that the patent is not infringed by our CoStar stent, we will not be able to commercialize our CoStar stent in the Netherlands without a license from Boston Scientific, which may not be available to us on acceptable terms, or at all. A trial on the merits in these proceedings is currently scheduled for June 8, 2007. The continuation of these proceedings, however, is largely dependent on the outcome of the nullity proceedings (described below) held October 27, 2006 that were initiated by us against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of EP 0 706 376 B1. We are unable to predict the outcome of these proceedings.

On October 26, 2005, we initiated nullity proceedings against Angiotech and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of the EP 0 706 376 B1 patent that is the subject of the legal proceedings asserted against us in the Netherlands by Boston Scientific and Angiotech. The Court has joined Boston Scientific as a defendant to this action at Boston Scientific’s request. Angiotech has counterclaimed for infringement of the patent. We are claiming that the patent is invalid based on prior art, the claims are not enabled by the patent specification and on other grounds. A trial on the merits in these proceedings occurred on October 27, 2006. A decision on the merits of the case is expected on December 20, 2006. We are unable to predict the outcome of these proceedings.

On November 8, 2005, Boston Scientific and Boston Scientific Scimed, Inc., or Scimed, initiated legal proceedings against us in the District Court for the District of Delaware seeking a judgment, among other things, that our CoStar stent infringes U.S. Patent No. 5,922,021, one of the Jang patents purportedly assigned to Scimed. In the suit, Boston Scientific and Scimed are also seeking orders, among other things, that we have infringed the patent, preventing us from commercializing our CoStar stent in the United States, requiring us to pay damages, adjudging that our infringement was willful and trebling all damages awarded and requiring us to pay attorney fees, costs and expenses. The motion to stay filed by us in January 2006 was denied, and a trial on the merits in these proceedings is currently scheduled for October 15, 2007. We are unable to predict the outcome of these proceedings.

On May 4, 2006, Schneider (Europe) GmbH, or Schneider, a part of the Boston Scientific group of companies, initiated legal proceedings against Conor Medsystems Ireland Limited, or Conor Ireland, our wholly-owned subsidiary, in the High Court of Ireland alleging that our CoStar stent infringes the EP 0 650 740 B1 patent owned by Schneider. According to the summons filed in the High Court, Schneider is seeking, among other things, damages or an accounting of profit, costs and an injunction restraining Conor Ireland from making, offering, putting on the market or stocking our CoStar stent or any other products that infringe Schneider’s patent in Ireland. Schneider is also seeking an order requiring Conor Ireland to deliver all CoStar stents. We intend to vigorously defend Conor Ireland in these proceedings. No trial date has been set for these proceedings.

Based on litigations against us to date and the fact that we may pose a competitive threat to large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, and the prolific litigation that has occurred in the stent industry, we believe that it is highly likely that additional patent infringement claims will be asserted against us with respect to the manufacture, use, offer for sale or sale of our CoStar, SymBio, Corio or other stents based on one or more of these or other patents. We have received letters from third parties who have intellectual property rights in, or who have been actively involved in litigation or oppositions relating to, coronary stents, asserting that they may have rights to patents that are relevant to our operations or our stent platform and requesting the initiation of discussions. Any lawsuit could seek to enjoin, or prevent, us from commercializing our CoStar, SymBio, Corio or other stents and may seek damages from us, and would likely be expensive for us to defend. In addition, a lawsuit could seek to enjoin, or prevent our distributors from commercializing our CoStar, SymBio, Corio or other stents. If a third party brings suit against our distributors it could materially affect our ability to generate revenue. We believe that it is unlikely that we would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which we compete or would compete directly.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

.		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$6,322	$1,331	$2,215	$1,515	$1,261

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to the leases for our facilities in Menlo Park, California and Athlone, Ireland.

In February 2005, we entered into a ten-year operating lease, which has an option for an additional ten years, for manufacturing facilities in Athlone, Ireland. The lease payments for our facilities in Ireland are denominated in euros and have been converted into U.S. dollars using the exchange rate in effect as of September 30, 2006. Total future minimum lease payments are approximately $3.1 million.

In October 2006, we entered into an agreement to execute a lease upon the completion of the build-out of certain leasehold improvements in a facility adjacent to our current Athlone, Ireland facilities. The lease will be for an additional 25,000 square feet of manufacturing and office space and will have a term of 20 years. Until the lease has been executed, we are unable to determine the total future minimum lease payments.

In March 2005, we entered into an amendment of the lease agreement for our current headquarters in Menlo Park, California. The amendment provides for an additional 26,000 square feet of space in a building adjacent to our current headquarters and extends the term of our lease for an additional year to August 2008. In addition, in June 2006, we entered into two additional five-year leases for approximately 44,600 total square feet of manufacturing and office facilities in Menlo Park, California. In July 2006, one of these leases was amended to include another 2,000 square feet of office facilities, bringing the total leased space in Menlo Park to approximately 101,200 square feet. Total future minimum lease payments for all of our facilities in Menlo Park are approximately $3.2 million.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation Number, or FIN, 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation will require that we recognize the effect of a tax position in our financial statements, if there is a greater likelihood than not of the position being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of accumulated deficit. We are currently evaluating the impact that FIN 48 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2006, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

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

For example, a ten percent decrease in the value of the euro against the U.S. dollar during the three months ended September 30, 2006, would have caused an 11 percent decrease in our product sales, a less than one percent decrease in our operating expenses, and a 4.4 percent increase in our net loss. Conversely, a ten percent increase in the value of the euro against the U.S. dollar during the three months ended September 30, 2006, would have caused a ten percent increase in our product sales, a less than one percent increase in our operating expenses, and a 4.7 percent decrease in our net loss.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended September 30, 2006, there were no material developments in the litigation disclosed under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, filed with the SEC on May 10, 2006 and August 9, 2006, respectively.

Subsequent to September 30, 2006, the following developments in such litigations occurred:

•	A trial on the merits in the nullity proceedings we initiated against Angiotech Pharmaceuticals, Inc. and the University of British Columbia in the District Court in The Hague, Netherlands seeking revocation of European Patent No. (EP) 0 706 376 B1, which is owned by Angiotech and licensed to Boston Scientific Corporation that is the subject of the legal proceedings asserted against us in the Netherlands by Boston Scientific and Angiotech, occurred on October 27, 2006. A decision on the merits in this case is expected on December 20, 2006. The Court has previously joined Boston Scientific as a defendant to this action at Boston Scientific’s request. Angiotech has previously counterclaimed for infringement of the patent. We are unable to predict the outcome of these proceedings.

•	An oral hearing has been rescheduled for March 14, 2007 by the European Technical Board of Appeals concerning EP 0 706 376 B1, one of the Hunter patents. The appeal will address a provisional non-binding opinion that an appeal of the decision of the Opposition Division of the European Patent Office, or EPO, allowing the patentability of certain claims to a stent coated with paclitaxel or its analog or derivative and a polymer was inadmissible. We are unable to predict the outcome of these proceedings.

•	On October 31, 2006, the Appeal Court in Australia handed down its decision on Angiotech’s appeal of the Federal Court’s order allowing us to proceed with our claim of invalidity on the basis that the University of British Columbia is not entitled to the Hunter patents in Australia. The Appeal Court set aside the Federal Court’s order on entitlement and decided that the matter must be determined on trial, which is scheduled to begin on February 12, 2007. We are unable to predict the outcome of these proceedings.

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

Since February 2005, we have become involved in six separate legal proceedings regarding patents. These proceedings are:

•	litigation initiated against us in The Hague, Netherlands by Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation seeking a declaration that our CoStar stent infringes one of the Hunter patents and litigation brought by us in the same court against Angiotech, the University of British Columbia and Boston Scientific Corporation to obtain a declaration that one of the Hunter patents is invalid;

•	a litigation initiated against us in Delaware by Boston Scientific and Boston Scientific Scimed, Inc., or Scimed, seeking a judgment that our CoStar stent infringes one of the Jang patents;

•	a litigation initiated against us in Ireland by Schneider (Europe) GmbH, or Schneider, a part of the Boston Scientific group of companies, seeking a judgment that our CoStar stent infringes one of the Kastenhofer patents;

•	legal proceedings initiated by us in the United Kingdom requesting that the courts invalidate one of the Hunter patents owned by Angiotech and licensed to Boston Scientific; and

•	a proceeding initiated by us in Australia seeking to invalidate Australian patents in the Hunter patent family purportedly owned by Angiotech and the University of British Columbia.

The above patents, as well as others, are described below and under the caption “Item 8.01. Other Events. – Business – Patents and Proprietary Rights” in our Current Report on Form 8-K, filed with the SEC on July 25, 2006. In these legal proceedings, Boston Scientific, Angiotech, Scimed and Schneider are seeking, among other things, substantial damages from us as well as injunctions to prevent us from selling, manufacturing or stocking our CoStar stent. We are unable to predict the outcome of these legal proceedings. These legal proceedings are described in more detail under the captions “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006 and “Item 1. Legal Proceedings” in Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, filed with the SEC on May 10, 2006 and August 9, 2006, respectively.

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

In addition, Advanced Cardiovascular Systems, Inc., a subsidiary of Guidant, previously owned and controlled, and as a result of the recent acquisition of Guidant by Boston Scientific, Abbott now controls, a number of patents in this area, including the “Yock” family of patents that are directed to rapid exchange catheters; the “Lau” family of patents which claim rapid exchange catheters for stent delivery; another “Lau” family of patents directed to stent structures; the “Castro” patents, which are directed to a manufacturing process involving the application of a material to a stent; the “Sirhan” patents relating to catheter design; the “Saunders” patents relating to methods of laser cutting stents; and the “Fariabi” patents relating to stents and medical devices formed of cobalt chromium alloys.

Medtronic, Inc. owns or controls a number of patents, including the “Enger” patents relating to balloon dilatation catheters; the “Fitzmaurice” patents directed to reinforced rapid exchange catheters; and the “Anderson” patents relating to dilatation balloons.

Medinol owns a number of patents, including those referred to as the “Israel,” “Richter” and “Pinchasik” patents, that pertain to stent design.

Sorin Biomedica Cardio S.p.A. owns a number of patents known as the “Rolando” patents directed to stent structures.

MicroCHIPS owns a number of patents known as the “Santini” patents directed to stent structures.

Spectralytics, Inc. owns a number of patents known as the “Gustafson” patents relating to methods of laser cutting stents.

Title 35 Section 271(e) of the United States Code is known as the clinical trial safe harbor that allows parties to use a patented invention in the United States solely for uses reasonably related to developing information for submission to the FDA. While we believe that our clinical activities directed to collecting information for the FDA in the United States and outside of the United States would be covered by the safe harbor, there is no way to confirm such belief until the case is litigated. In addition, the U.S. safe harbor may not cover our stent manufacturing or other activities in the United States if those activities are not reasonably related to developing information for submission to the FDA, but instead, for example are for submissions to other governments. Development and clinical trial activities in other countries that are directed to regulatory submissions to other governments may or may not be subject to experimental use or safe harbor-type protections from patent infringement, depending on the laws of that country.

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

Any development or acquisition of non-infringing products or technology or licenses could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we are required to, but cannot, obtain a license to valid patent rights held by a third party, we would likely be prevented from commercializing the relevant product. We believe that it is unlikely that we would be able to obtain a license to any necessary patent rights controlled by companies, like Boston Scientific, against which we compete or would compete directly. If we need to redesign products to avoid third-party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to the redesigned product and, ultimately, in obtaining approval.

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

We have limited manufacturing resources and experience, and if our manufacturing facilities are unable to provide an adequate supply of our stents, our growth could be limited and our business could be harmed.*

We currently manufacture our CoStar, Corio and SymBio stents for our clinical trials and for research and development purposes at our manufacturing facility in Menlo Park, California, and manufacture our CoStar stent for clinical trials and for commercial sale at our manufacturing facility in Athlone, Ireland. If there were a disruption to our existing manufacturing facilities, we would have no other means of manufacturing our stents until we were able to restore the manufacturing capability at our current facilities or develop alternative manufacturing facilities. If we are unable to produce sufficient quantities of our stents for use in our current and planned clinical trials or for commercialization, or if our manufacturing process yields substandard stents, our regulatory, development and commercialization efforts would be delayed.

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

Quality issues in our manufacturing processes could delay commercialization of our CoStar stent and our clinical trials.*

The production of our stents must occur in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. In addition, we must meet certain lot release specifications before our stents can be shipped to our distributors or clinical trial sites, including, among other things, the amount of drug loaded on the stent, the rate the drug is released in vitro, the level of impurities present in the drug polymer compositions and the mechanical performance of our stents. If a particular lot fails to meet these lot release specifications, we will not be able to ship that lot to our distributors or our clinical trial sites. If we are not able to maintain stringent quality controls, if contamination problems arise or if we are not able to meet our lot release specifications, the commercialization of our CoStar stent and our clinical trials could be delayed, which would harm our business and our results of operations.

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

For example, the term of our distribution agreement with Biotronik is currently scheduled to expire on December 31, 2007. The term of this agreement has not been extended and may not be extended by the expiration date. If we are not able to renew the term, we may have to find an alternative distributor of our CoStar stent in the territories covered by the Biotronik agreement or establish our own sales force to sell our CoStar stent directly in the territories covered by the Biotronik agreement. We may not be able to enter into a distribution agreement with an alternative distributor on terms that are favorable to us, and we have no experience in developing a direct sales force.

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

For example, Johnson & Johnson and Boston Scientific, two companies with far greater financial and marketing resources than we possess, have both developed, and are actively marketing, drug-eluting stents which have been approved by the FDA. In addition, in August 2005, Medtronic Inc. commercially launched its Endeavor™ drug-eluting coronary stent in the European Union. We may be unable to demonstrate that our CoStar stent or our other product candidates offer any advantages over Johnson & Johnson’s CYPHER™ stent, Boston Scientific’s TAXUS™ Express2™ stent or Medtronic’s Endeavor™ stent. In addition, in September 2005, Boston Scientific announced that it had received CE Mark approval for commercial sale of its TAXUS™ Liberte™ paclitaxel-eluting coronary stent system. A number of other companies such as Biosensors International Group, Ltd.’s Netherlands-based subsidiary, Occam International B.V., and Sorin Biomedica S.p.A. have also commercially launched drug-eluting stents in Europe. In January 2006, Guidant announced that it received CE Mark approval for its Xience™ V Everolimus-Eluting Coronary Stent System, and in October 2006, Abbott Laboratories announced the international launch of the Xience stent in a majority of the countries in Europe. Also in October 2006, Boston Scientific announced that the PROMUS™ Everolimus-Eluting Coronary Stent System received CE Mark approval and that it expects to launch the PROMUS stent in Europe in 2007. In addition, Guidant has announced that it completed enrollment in its SPIRIT II and SPIRIT III clinical trials. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

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

We intend to initiate a direct stenting registry in the United States in the second half of 2007. The charter for the COSTAR II DSMC calls for the DSMC to review the 30-day outcomes for all patients enrolled into the single-vessel arm of the COSTAR II trial before the DSMC will provide a recommendation for initiation of the direct stenting registry based on its review of patient data. The DSMC has reviewed data for all 1,675 enrolled patients in the COSTAR II trial and advised us that the rates of clinical events reported in the COSTAR II trial were within expectations. The DSMC also indicated that the direct stenting registry should not be initiated at this time, and that the DSMC intends to provide a recommendation with respect to the registry with its next planned follow-up review, which is scheduled to occur once the DSMC has received the 9-month outcomes for all patients enrolled in the trial. We cannot predict the timing or outcome of the DSMC’s recommendations with respect to the U.S. direct stenting registry.

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

We may determine that certain pre-clinical product candidates or programs do not have sufficient potential to warrant the allocation of resources, such as the potential development of our stent technology for the treatment of acute myocardial infarction, or AMI. Accordingly, we may elect to terminate our programs for such product candidates. If we terminate a pre-clinical program in which we have invested significant resources, our prospects will suffer, as we will have expended resources on a program that will not provide a return on our investment and will have missed the opportunity to have allocated those resources to potentially more productive uses.

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

Our strategy also includes exploring the use of compounds and drugs other than paclitaxel, such as pimecrolimus, for the treatment of restenosis and other indications. We may not be able to obtain necessary licenses to promising compounds or drugs on reasonable terms, if at all. In addition, our strategy includes substantial reliance on strategic collaborations with others to develop new products. If these collaborators do not prioritize and commit substantial resources to these collaborations, or if we are unable to secure successful collaborations on acceptable business terms, we may be unable to discover suitable potential product candidates or develop additional delivery technologies and our business prospects will suffer. Even if we identify product candidates for clinical development, they may not be successful. For example, our Corio and SymBio stents, which are in early stage clinical development, may not demonstrate safety or efficacy in humans.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have a limited operating history. As of September 30, 2006, we had an accumulated deficit of $142.9 million. We have incurred net losses in each year since our inception in 1999. We expect to continue to incur operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated significant product revenues. We have financed our operations and internal growth primarily through private placements of equity securities and convertible promissory notes, as well as our public offerings of our common stock. We have devoted substantially all of our efforts to research and development, including clinical trials and to the commercialization of our CoStar stent.

We expect to incur substantial and increasing costs to defend against patent infringement lawsuits against us and to protect our intellectual property position. We also expect our research and development expenses to increase in connection with the conduct of our clinical trials. As a public company, our general and administrative and legal costs have increased in part due to the additional operational and regulatory burdens applicable to public companies. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the SEC and the Nasdaq, have created uncertainty for public companies, increased legal and financial compliance costs and made some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may continue to evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from commercialization and product development activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Moreover, as a result of our CoStar stent receiving CE Mark approval, we have incurred and expect to continue to incur increased manufacturing expenses, and will incur significant sales and marketing expenses if our CoStar stent is approved by the FDA.

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

Changes in foreign currency exchange rates may increase our expenses or reduce our revenues.*

Our current distribution agreement with Biotronik AG provides for payments to us in euros. In addition, we have established a manufacturing facility in Ireland, for which we incur expenses, including construction expenses, rental payments and employee salaries, denominated in euros. Our contracts for conducting certain of our clinical trials in Europe are also denominated in euros. Accordingly, if the euro strengthens against the U.S. dollar, our expenses related to our foreign clinical trials and Ireland facilities will increase, and if the U.S. dollar strengthens against the euro, our payments from Biotronik will decrease. For a further discussion of risks related to foreign currency exchange rates see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in Part I of this Quarterly Report on Form 10-Q.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over our affairs.*

Our executive officers, current directors and holders of five percent or more of our common stock, as of September 30, 2006, beneficially owned approximately 29.3% of our common stock. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are substantial sales of our common stock, our stock price could decline.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 31, 2006, we had 37,699,021 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume, manner of sale and other limitations under Rule 144 or Rule 701 and vesting in the case of early exercised options.

In July 2006, we filed a shelf registration statement pursuant to which we may sell shares of our common stock at such times as we have a need for additional capital and when we believe that sales of our common stock provide an appropriate means of raising capital. We have also filed registration statements covering the shares of common stock that are authorized for issuance under our stock option plans and employee stock purchase plan, which can be freely sold in the public market upon issuance, subject to restrictions on our affiliates.

In addition, approximately 120 holders of our common stock that are parties to our investor rights agreement have rights with respect to the offering of their shares of our common stock in the public market, subject to limitations and restrictions. If we file a registration statement with the SEC covering their shares of common stock, these holders can immediately sell their shares in the public market without restriction. Under the investor rights agreement, if at any time we propose to file a registration statement covering the offering of our securities under the Securities Act, either for our account or for the account of other securities holders, the holders of these shares are entitled to notice of the proposed filing and, subject to certain exceptions, are entitled to include, at our expense, their shares of our common stock in the registration statement. While we were obligated under the investor rights agreement to provide notice to these holders of the filing of the shelf registration statement in July 2006 and to offer the right to these holders to include their shares in the shelf registration statement, we did not provide the notice required under the investor rights agreement to all of the parties to the investor rights agreement and we did not generally offer to include the shares held by these holders in the shelf registration statement. Only 27 of these holders waived their rights under the investor rights agreement, and, as a result, any holder of our common stock that is a party to the investor rights agreement who has not provided us with a waiver of their rights under the agreement may request that we register such holder’s shares under the Securities Act at our expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-119174), that was declared effective by the SEC on December 13, 2004, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-121224) on December 14, 2004, pursuant to which we and a selling stockholder sold all 6,900,000 shares of our common stock that were registered. We did not receive any portion of the $3.1 million in net proceeds received by the selling stockholder in the offering. As of September 30, 2006, we had used all of the $78.1 million in net proceeds from the initial public offering in funding our ongoing operations, including the development of our products and our clinical trials and research programs, and for working capital and other general corporate purposes. This application of the net proceeds from our initial public offering represents our best estimate and does not represent a material change from the use of proceeds as described in the prospectus for our initial public offering. No such payments were made to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries (and other employee benefits) and to non-employee directors as compensation for Board or Board committee service.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate.

10.38(4)	Amendment No. 1 to International Distribution Agreement, dated September 26, 2006, by and between Conor Medsystems Ireland Ltd. and Interventional Technologies Ltd.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(5)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (No. 000-51066), filed with the SEC on March 16, 2006, and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-119174), filed with the SEC on November 24, 2004, and incorporated herein by reference.
(3)	Filed as the like numbered Exhibit to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-119174), filed with the SEC on December 10, 2004, and incorporated herein by reference.
(4)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

Dated: November 8, 2006